Form 10-Q
period 2024-06-30
Tempus AI, Inc.
filed 2024-08-06
CIK 1717115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30
, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-42130

Tempus AI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4903308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 510
Chicago,
IL
60654
(Address of Principal Executive Offices, Zip Code)
(800) 976-5448
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	TEM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act): Yes ☐ No ☒
As of August 6,
2024
,
there were 149,274,923
shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.
Condensed Consolidated Quarterly Financial Statements (Unaudited)
June 30, 2024

Tempus AI, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$478,811	$165,767
Accounts receivable, net of allowances of $1,092 and $1,115 at June 30, 2024 and December 31, 2023, respectively	118,106	94,462
Inventory	32,690	28,845
Warrant asset	800	5,070
Prepaid expenses and other current assets	29,704	17,295
Marketable equity securities	11,255	31,807
Deferred offering costs	—	7,085

Total current assets	$671,366	$350,331
Property and equipment, net	60,539	61,681
Goodwill	73,345	73,354
Warrant asset, less current portion	1,500	4,930
Intangible assets, net	16,252	21,916
Investments and other assets	7,677	8,971
Warrant contract asset, less current portion	19,077	21,499
Operating lease right-of-use assets	13,994	20,530
Restricted cash	861	840

Total Assets	$864,611	$564,052

Liabilities, Convertible redeemable preferred stock, and Stockholders’ equity ( deficit )
Current Liabilities
Accounts payable	28,646	54,421
Accrued expenses	85,185	82,517
Deferred revenue	50,905	64,860
Other current liabilities	7,273	8,213
Operating lease liabilities	5,828	6,437
Accrued data licensing fees	3,727	6,382
Accrued dividends	—	9,797

Total current liabilities	$181,564	$232,627
Operating lease liabilities, less current portion	27,238	32,040
Convertible promissory note	180,648	193,124
Warrant liability	33,600	34,500
Other long-term liabilities	16,790	19,751
Interest payable	62,608	55,321
Long-term debt, net	261,853	256,541
Deferred revenue, less current portion	2,059	16,768

Total Liabilities	$766,360	$840,672

Commitments and contingencies (Note 7 )
Convertible redeemable preferred stock, $0.0001 par value, no and 69,803,765 shares authorized at June 30, 2024 and December 31, 2023, respectively; no and 63,525,953 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,130,429 at June 30, 2024 and December 31, 2023, respectively	—	1,105,543
The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Stockholders’ equity (deficit)

Class A Voting Common Stock, $0.0001 par value, 1,000,000,000 and 200,228,024 shares authorized at June 30, 2024 and December 31, 2023, respectively; 149,274,923 and 58,367,961 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$15	$6
Class B Voting Common Stock, $0.0001 par value, 5,500,000 and 5,374,899 shares authorized at June 30, 2024 and December 31, 2023, respectively; 5,043,789 and no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	—
Non-voting Common Stock, $0.0001 par value, no and 66,946,627 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024, and 5,205,802 shares issued and 5,060,336 shares outstanding at December 31, 2023	—	0
Treasury Stock, 145,466 shares at June 30, 2024 and December 31, 2023, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,163,911	18,345
Accumulated Other Comprehensive (Loss) Income	(94)	5
Accumulated deficit	(2,061,980)	(1,396,917)

Total Stockholders’ equity (deficit)	$98,251	$(1,382,163)

Total Liabilities, Convertible redeemable preferred stock, and Stockholders’ equity (deficit)	$864,611	$564,052

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tempus AI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENS
IVE
LOSS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue
Genomics	$112,324	$91,924	$214,893	$173,982
Data and services	53,645	40,493	96,896	74,059

Total net revenue	$165,969	$132,417	$311,789	$248,041
Cost and operating expenses
Cost of revenues, genomics	68,324	46,961	121,159	92,241
Cost of revenues, data and services	22,132	13,807	37,420	25,200
Technology research and development	77,908	23,427	104,975	46,329
Research and development	68,025	22,171	92,365	43,034
Selling, general and administrative	463,072	71,189	542,636	140,236
Total cost and operating expenses	699,461	177,555	898,555	347,040

Loss from operations	$(533,492)	$(45,138)	$(586,766)	$(98,999)

Interest income	1,718	1,957	2,749	4,381
Interest expense	(13,295)	(11,712)	(26,533)	(20,903)
Other (expense) income, net	(7,048)	(766)	(6,299)	5,622

Loss before provision for income taxes	$(552,117)	$(55,659)	$(616,849)	$(109,899)
Provision for income taxes	(95)	(3)	(106)	(9)
Losses from equity method investments	—	(170)	—	(301)

Net Loss	$(552,212)	$(55,832)	$(616,955)	$(110,209)

Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	(11,540)	(10,897)	(39,347)	(21,566)
Cumulative Undeclared Dividends on Series C preferred shares	(668)	(745)	(1,174)	(1,466)

Net loss attributable to common shareholders, basic and diluted	(564,420)	(67,474)	(657,476)	(133,241)
Net loss per share attributable to common shareholders, basic and diluted	$(6.86)	$(1.07)	$(9.02)	$(2.11)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	82,325	63,286	72,930	63,257

Comprehensive Loss, net of tax
Net loss	$(552,212)	$(55,832)	$(616,955)	$(110,209)
Foreign currency translation adjustment	(43)	53	(99)	25

Comprehensive loss	$(552,255)	$(55,779)	$(617,054)	$(110,184)

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tempus AI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(616,955)	$(110,209)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$(900)	$(5,700)
Stock-based compensation	488,313	—
Gain on warrant exercise	(173)	—
Gain on marketable equity securities	(2,541)	—
Amortization of original issue discount	691	489
Amortization of deferred financing fees	255	255
Change in fair value of contingent consideration	165	—
Amortization of warrant contract asset	2,422	3,307
Depreciation and amortization	18,348	16,185
Provision for bad debt expense	327	1,376
Change in fair value of warrant asset	7,700	—
Loss from equity-method investments	—	301
Amortization of finance right-of-use lease assets	—	190
Non-cash operating lease costs	3,252	3,382
Minimum accretion expense	92	187
Impairment of intangible assets	—	7,359
PIK interest added to principal	4,366	297
Change in assets and liabilities
Accounts receivable	(23,971)	(6,850)
Inventory	(3,845)	(5,101)
Prepaid expenses and other current assets	(12,409)	(1,634)
Investments and other assets	1,294	(4,528)
Accounts payable	(33,371)	(4,195)
Deferred revenue	(28,669)	(19,974)
Accrued data licensing fees	(2,749)	(7,608)
Accrued expenses & other	(2,805)	8,125
Interest payable	7,287	7,611
Operating lease liabilities	(4,582)	(4,352)

Net cash used in operating activities	$(198,458)	$(121,087)

Investing activities
Purchases of property and equipment	$(14,116)	$(15,906)
Proceeds from sale of marketable equity securities	23,098	—
Business combinations, net of cash acquired (Note 4 )	—	(2,869)

Net cash provided by (used in) investing activities	$8,982	$(18,775)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$381,951	$—
Tax withholding related to net share settlement of restricted stock units	(69,918)	—
Issuance of Series G-5 Preferred Stock	199,750	—
Principal payments on finance lease liabilities	—	(192)
Purchase of treasury stock	—	(3,602)
Payment of deferred offering costs	(2,714)	(151)
Dividends paid	(5,625)	(5,625)
Proceeds from long-term debt, net of original issue discount	—	48,750
Payment of indemnity holdback related to acquisition	(813)	—

Net cash provided by financing activities	$502,631	$39,180

Effect of foreign exchange rates on cash	$(90)	$28

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$313,065	$(100,654)
Cash, cash equivalents and restricted cash, beginning of period	166,607	303,731

Cash, cash equivalents and restricted cash, end of period	$479,672	$203,077

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$478,811	$202,266
Restricted cash and cash equivalents	861	811

Total cash, cash equivalents and restricted cash	$479,672	$203,077

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,921	$5,691

Cash paid for income taxes	$89	$41

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$5,487	$4,545

Purchases of property and equipment, accrued but not paid	$1,108	$2,952

Deferred offering costs, accrued but not yet paid	$6,051	$2,917

Redemption of convertible promissory note	$12,476	$13,926

Non-voting common stock issued in connection with business combinations	$344	$4,305

Operating lease liabilities arising from obtaining right-of-use assets	$—	$892

Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,348,809	$—

Taxes related to net share settlement of restricted stock units not yet paid	$164	$—

Reclassificiation of deferred offering costs to additional paid-in capital upon initial public offering	$12,347	$—

Issuance of Series G-3 Preferred Stock	$3,809	$2,738

Issuance of Series G-4 Preferred Stock	$611	$—

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tempus AI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Voting Common Stock				Non-Voting Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and c om missions	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,651,848	0	—	—	—	—	—	—	(70,082)	—	—	(70,082)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	488,313		—	488,313
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(616,955)	—	(616,955)

Balance at June 30, 2024	—	$—	149,274,923	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,163,911	$(2,061,980)	$(94)	$98,251

	Redeemable Convertible Preferred Stock		Voting Common Stock				Non-Voting Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2022	62,692,927	$1,026,143	58,367,961	$6	—	$—	4,932,415	$0	0	$—	9,251	$(1,138,302)	$18	$(1,129,027)
Issuance of Series G-3 Preferred Stock	47,781	2,738	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	25	25
Dividends	—	13,980	—	—	—	—	—	—	—	—	—	(21,566)	—	(21,566)
Repurchase of Non-voting Common Stock	—	—	—	—	—	—	—	—	(145,466)	(3,602)	—	—	—	(3,602)
Common stock issued in connection with business combination	—	—	—	—	—	—	130,874	0	—	—	4,305	—	—	4,305
Net loss	—	—	—	—	—	—	—	—	—	—	—	(110,209)	—	(110,209)

Balance at June 30, 2023	62,740,708	$1,042,861	58,367,961	$6	—	$—	5,063,289	$0	(145,466)	$(3,602)	$13,556	$(1,270,077)	$43	$(1,260,074)

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

Tempus AI, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Voting Common Stock				Non-Voting Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2024	63,603,084	$1,134,802	58,367,961	$6	—	$—	5,214,943	$0	(145,466)	$(3,602)	$18,689	$(1,489,467)	$(51)	$(1,474,425)
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Dividends	—	8,830	—	—	—	—	—	—	—	—	—	(11,540)	—	(11,540)
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,651,848	0	—	—	—	—	—	—	(70,082)	—	—	(70,082)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	488,313	—	—	488,313
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(552,212)	—	(552,212)

Balance at June 30, 2024	—	$—	149,274,923	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,163,911	$(2,061,980)	$(94)	$98,251

	Redeemable Convertible Preferred Stock		Voting Common Stock				Non-Voting Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
			Class A		Class B
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2023	62,740,708	$1,034,321	58,367,961	$6	—	$—	5,063,289	$0	(145,466)	$(3,602)	13,556	$(1,203,348)	$(10)	$(1,193,398)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	53	53
Dividends	—	8,540	—	—	—	—	—	—	—	—	—	(10,897)	—	(10,897)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(55,832)	—	(55,832)

Balance at June 30, 2023	62,740,708	$1,042,861	58,367,961	$6	0	$—	5,063,289	$0	(145,466)	$(3,602)	$13,556	$(1,270,077)	$43	$(1,260,074)

The accompanying notes are an integral part of these
condensed
consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS
Company Information
Tempus AI, Inc., together with the subsidiaries through which it conducts business (the “Company”), is a healthcare technology company focused on bringing artificial intelligence and machine learning to healthcare in order to improve the care of patients across multiple diseases. The Company combines the results of laboratory tests with other multimodal datasets to improve patient care by supporting all parties in the healthcare ecosystem, including physicians, researchers, payers, and pharmaceutical companies. The Company primarily derives revenue from selling comprehensive genetic testing to physicians and large academic research institutions, licensing data to third parties, matching patients to clinical trials, and related services.
The Company, based in Chicago, Illinois, was founded by Eric P. Lefkofsky, the Company’s CEO and Executive Chairman, and evolved from a business Mr. Lefkofsky founded called Bioin. Bioin originally was established as a limited liability company. Effective September 21, 2015, Bioin converted its legal form to a corporation organized and existing under the General Corporation Law of the State of Delaware. Bioin subsequently changed its legal name to Tempus Health, Inc. in September 2015, to Tempus Labs, Inc. in October 2016 and to Tempus AI, Inc. in December 2023.
Initial Public Offering
On June 13, 2024, the Company’s
 registration statement relating to its

initial public offering (the “IPO”) was declared effective and its Class A common stock began trading on the Nasdaq Global Select Market on June 14, 2024. On June 17, 2024, the Company completed its IPO in which it issued and sold 11,100,000 shares of Class A common stock, at a public offering price of $37.00 per share. The Company received net proceeds of $382.0 million after deducting underwriting discounts and commissions
of $28.7 million.
In connection with the closing of the IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock, other than the Company’s Series B redeemable convertible preferred stock, converted into an aggregate of
66,309,550
shares of Class A common stock. The Company’s Series B redeemable convertible preferred stock converted on a one-for-one basis into an aggregate of
5,374,899
shares of Class B common stock. Subsequently,
331,110
shares of Class B common stock were automatically converted into shares of Class A common stock, such that there are
5,043,789
shares of Class B common stock outstanding immediately following the IPO. The Company issued an additional
236,719
shares of Class A common stock pursuant to a separate agreement with an investor in the Series G-3 convertible preferred stock.
As of June 16, 2024, the Company’s redeemable convertible preferred stock had accrued $188.2 million of unpaid dividends, which were paid in 5,098,799 shares of Class A common stock at the closing of the IPO.
Outstanding shares of non-voting common stock were converted on a one-for-one basis into 5,069,477 shares of Class A common stock.
The restricted stock units (“RSUs”) granted to employees pursuant to the Company’s 2015 Plan are subject to two vesting conditions. The first is a time-based component. The second vesting condition is the occurrence of a liquidity event. The liquidity event condition related to these awards was satisfied upon the IPO and, as a result, the Company recognized $488.3 million of stock-based compensation expense for the six months ended June 30, 2024
. In connection with the IPO, the Company settled an aggregate of 4,568,291 fully vested RSUs (the “IPO Settled RSUs”). To meet the related tax withholding requirements, the Company withheld 1,911,316 shares from the 4,563,164 shares of Class A common stock issuable upon settlement of the IPO Settled RSUs. Based on the public offering price of $37.00 per share, the tax withholding obligation was $70.8 million.
The Company issued 109,459
shares of Class A common stock upon the automatic net exercise of a warrant issued to Allen & Company LLC (“Allen”), as further described in Note 8.
In connection with the IPO, the Company amended and restated its certificate of incorporation (the “Restated Certificate”), under which authorized capital stock consists of

1,000,000,000
shares of Class A common stock,
5,500,000
shares of Class B common stock, and
20,000,000
shares of preferred stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Tempus AI, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries. Investments in unconsolidated entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for under the cost method of accounting. Certain information and disclosures normally included in the annual consolidated financial statements prepared in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accordance with GAAP have been omitted. Accordingly, the unaudited interim condensed
consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus, dated June 13, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 17, 2024 (the “Prospectus”) in connection with the IPO. The unaudited interim conde
nsed
consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The Company believes that its existing cash and cash equivalents and marketable equity securities at June 30, 2024 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.
Other than described below, there have been no changes to the Company’s significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus that have had a material impact on the Company’s consolidated financial statements and accompanying notes.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Emerging Growth Company
The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed
consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The most significant estimates are related to revenue, accounts receivable, stock-based compensation, operating lease liabilities, and the useful lives of property, equipment and intangible assets. Actual results could differ from those estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with
the
two-class
method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. Prior to the IPO, under the two-class
method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. Upon IPO, the Company’s redeemable convertible preferred stock converted to either Class A or Class B common stock and therefore will be included in allocation of net loss attributable to common stockholders as they will share in the Company’s losses. Net income is attributed to common stockholders and participating securities based on their participation rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. The Company had
$
7.1
million of deferred offering costs as of December 31, 2023. Prior to the IPO, deferred offering costs were capitalized on the consolidated balance sheets. Upon the consummation of the IPO, $
12.3
 million of deferred offering costs were reclassified into additional paid-in
capital as an offset against IPO proceeds.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.
In
December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU
2023-09
is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	REVENUE RECOGNITION
The Company derives revenue from selling lab services (“Genomics”) to physicians, academic research institutions, and other parties. The Company also derives revenue from the commercialization of data generated in the lab (“Data and services”) through the licensing of de-identified
datasets to third parties and by providing clinical trial support, such as matching patients to clinical trials enrolled in its clinical trial network, and related services. The majority of the Company’s revenue is generated in North America.
The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606
Revenue from Contracts with Customers
(“ASC 606”). The Company commences revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for such products. This principle is achieved by applying the five-step approach: (i) the Company accounts for a contract when it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance and (v) collectability of consideration is probable. Revenues and any contract assets are not recognized until such time that the required conditions are met.
Disaggregation of Revenue
The Company provides disaggregation of revenue based on Genomics and Data and services on the condensed consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Genomics
The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $112.3 million and $91.9 million for the three months ended June 30, 2024 and 2023, respectively. The Company recognized Genomics revenue of $214.9 million and $174.0 million for the six months ended June 30, 2024 and 2023, respectively.
For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally
30-120
days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $101.7 million and $84.4 million for the three months ended June 30, 2024 and 2023, respectively. The Company recognized revenue for clinical orders of $195.1 million and $156.9 million for the six months ended June 30, 2024 and 2023, respectively.
For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $10.6 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively
 and
 $19.8 million and $17.1 million for the six months ended June 30, 2024 and 2023, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Data and services
Data and services revenue primarily represents data licensing and clinical trial services that the Company provides to pharmaceutical and biotechnology companies. The Company’s arrangements with these customers often have terms that span multiple years. However, these contracts generally also include customer opt-in
or early termination clauses after twelve months without contractual penalty. The customer’s option to renew is generally not viewed as a material right, and as a result, the Company’s contract period for these agreements is generally considered less than one year. The Company determines the transaction price based on established contractual rates with the customer, net of any applicable discounts. The Company recognizes revenue for its Data and services product offering when it has met its performance obligation under the terms of the agreement with the customer. The Company’s two product offerings are as follows:
Insights
The Company’s Insights product consists primarily of licensing and analysis of de-identified
records. Each Insights contract is unique and may include multiple promises, including the delivery of licensed de-identified
records, including refreshes, analytical services or access to the Company’s enhanced Lens application. The Company evaluates each contract to determine which performance obligations are capable of being distinct and separately identifiable from other promises in the contract and, therefore, represent distinct performance obligations. The actual timing of data deliveries can be based on a variety of factors, including, but not limited to, the customer’s requirement and/or the Company’s technological, operational, and human capital capacity; in addition, management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. The transaction price is allocated to the distinct performance obligations and revenue is recognized once the performance obligation has been fulfilled. The standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics.
The Company has determined that the delivery of
de-identified
records and, when applicable, analytical services, and access to its enhanced Lens application are separate and distinct performance obligations. The primary Insights contract types are as follows:

•
Data licensing on a
one-time
or limited duration basis
– Customer licenses a specific dataset of records, and the Company accounts for individual licensed data records as a right to use license. Revenue is typically recognized upon delivery of the data to the customer, as the Company’s obligations for an individual record is complete once the data has been delivered, and the customer is able to benefit from the provision of data as it is received.

•
Multi-year data subscriptions
– Customer licenses an interchangeable maximum number of
de-identified
records, and the Company accounts for the service as a right to access license and one performance obligation. Revenue is recognized as access to the dataset is provided, ratably over-time, with the measure of progress time-based.

•
Analytical services and other services
– Services typically involve data analysis and research performed on behalf of the customer by the Company. The resulting delivery of data, or a report addressing a series of questions and analytical results, is considered a single performance obligation. Revenue is generally recognized upon the delivery of these services, as defined by the contract.

•
Enhanced Lens application subscription services
– Customer licenses access to the Company’s enhanced Lens application under a software-as-a-service
model. Customers do not have the right to take possession of the Lens platform application, and the online software product is fully functional once a customer has access. Lens subscription revenues are recognized ratably over the contract terms beginning on the date the Company’s service is made available to the customer. For the periods presented, revenue from Lens subscription services are not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognized revenue from Insights products of $40.7 million and $29.1 million for the three months ended June 30, 2024 and 2023, respectivel
y
and
$72.0 million and $51.9 million for the six months ended June 30, 2024 and 2023, respectively.
Trials
The Company’s Trials product includes TIME clinical trial matching services and other clinical trial services.
TIME consists primarily of matching patients to clinical trial sponsors of a potential match. To the extent the contract requires, the Company may also assist in opening the clinical trial site and enrolling the patient in the clinical trial. The Company has determined that, depending on the type of agreement, the performance obligation of these contracts is the delivery of a notification or the enrollment of a patient in a clinical trial. As such, revenue is recognized upon one of the following: delivery of a notification to the physician alerting them to a clinical trial match, or once a patient is enrolled in a trial. Concurrently, the customer, which is the clinical trial sponsor, also receives notification from the Company to establish the performance obligations delivered or fulfilled for the billing period.
In addition to TIME, the Company provides other clinical trial services conducting or supporting studies. Tempus Compass LLC, a subsidiary of the Company, is a contract research organization, or CRO, which manages and executes early and late-stage clinical trials, primarily in oncology. Contracts for clinical trial services can take the form of fee-for-service
or fixed-price contracts.
Fee-for-service
contracts are typically priced based on time and materials, and revenue is recognized based on hours and materials used as the services are provided. Fixed-price contracts generally represent a single performance obligation and are recognized over-time using a cost-based input method. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Contract costs principally include direct labor and reimbursable out-of-pocket
costs.
The Company recognized revenue from Trials products of $10.5 million and $10.6 million for the three months ended June 30, 2024 and 2023, respectively

and
 $21.8 million and $20.9 million for the six months ended June 30, 2024 and 2023, respectively.
For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable
payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and other revenue from pharmaceutical companies, non-for-profits,
and researchers of $53.6 million and $40.5 million for the three months ended June 30, 2024 and 2023, respectively and $96.9 million and $74.1 million for the six months ended June 30, 2024 and 2023, respectively.
Multi-year contract performance obligations
The Company has limited multi-year contracts that do not contain early termination or customer opt-in
clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was
$
197.3 million as of June 30, 2024, of which the Company expects to recognize approximately 42
%
 as revenue over the next year, and the remaining 34%, 19%, and 5
%
 of its
remaining performance obligations as revenue in years two, three, and four, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Assets
Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of June 30, 2024 and December 31, 2023 included contract assets of $9.3 million and $2.4 million, respectively.
During the fourth quarter of 2021, and in conjunction with the signing of a November 2021 Master Services Agreement (“the MSA”) with customer AstraZeneca AB (“AstraZeneca”), the Company recognized a contract asset for consideration payable concurrent with the issuance of the common stock warrant in accordance with ASC 606. The contract asset was initially measured equal to the initial fair value of the warrant liability based on the authoritative guidance under FASB ASC 718
Compensation—Stock Compensation
. As revenue is recognized over the period of the contractual commitment of the MSA, the associated contract asset amortization is recorded as reduction of revenue. At each reporting period, the short-term portion of the warrant asset is adjusted based on the financial commitment and reclassified to Prepaid expenses and other current assets.
The following summarizes the warrant contract asset presentation as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$4,843	$4,843
Warrant contract asset, less current portion	19,077	21,499

Total warrant contract asset	$23,920	$26,342

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”). The Company will pay up to $12.0 million to Personalis over three years as certain milestones are met, $7.0 million of which has been paid as of June 30, 2024. These payments are treated as contract assets and amortized into revenue over the life of the contract. In addition, as consideration for the Company’s obligations to Personalis under the Commercialization and Reference Laboratory Agreement, Personalis issued certain warrants to the Company to purchase up to an aggregate of 9,218,800 shares of Personalis’ common stock, up to 4,609,400 of which are exercisable for cash at any time prior to December 31, 2024 at an exercise price of $1.50 per share, and up to 4,609,400 of which are exercisable for cash at any time prior to December 31, 2025 at an exercise price of $2.50 per share. Contract asset balances are offset by deferred revenue generated from issuance of the Personalis warrant asset. As of June 30, 2024 and December 31, 2023, there was
$1.1 million and
 $0.1 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.
Deferred Revenue
Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified
licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current.
The Company recognized $39.5 million and
$26.4 million during the six months ended June 30, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

4.	BUSINESS COMBINATIONS
SEngine
On October 3, 2023, the Company acquired all of the issued and outstanding interests of SEngine Precision Medicine LLC (“SEngine”), a Delaware limited liability company. The acquisition gives the Company access to SEngine’s meaningful organoid repository, advanced bioinformatics capabilities, and PARIS test platform.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquisition resulted in goodwill of $9.6 million. The aggregate acquisition date fair value of consideration for the SEngine acquisition totaled $9.9 million. Consideration consisted
of $2.8 million of cash and $6.3 million of
non-voting
common stock. The transaction also includes contingent consideration of up to 35,000 additional shares of non-voting
common stock if a liquidity event is completed prior to December 31, 2027. The contingent consideration liability is remeasured at fair value in each period following the closing within selling, general and administrative expense. In accordance with the terms of the agreement, $1.4 million in equity was held back and is payable on October 3, 2024, which is net of a net working capital adjustment less than $0.1 million. The Company issued 429 shares of non-voting
common stock to the selling corporation in February 2024 related to the net working capital adjustment.
Mpirik
On March 8, 2023, the Company acquired all of the issued and outstanding interests of Mpirik, Inc. (“Mpirik”), a cardiology-focused healthcare technology company specializing in data-driven patient screening, automated care coordination, and clinical research. Mpirik’s platform adds to the Company’s existing portfolio to address the way heart disease is detected, diagnosed, and treated, further expanding Tempus’s cardiology business. The acquisition resulted in goodwill of $10.6 million. The aggregate acquisition date fair value of consideration for the Mpirik acquisition totaled $9.7 million. Consideration was made up of $4.6 million of non-voting
common stock, $4.7 million of cash, and contingent consideration payable in cash with an acquisition date fair value of $0.4 million. In accordance with the terms of the agreement, $0.8 million in cash consideration and $0.3 million in equity consideration was held back and paid on March 11, 2024. In accordance with the equity consideration held back, the Company issued 8,724 shares of non-voting
common stock to Mpirik shareholders in March 2024.
Cash consideration of $4.7 million is net of a $0.3 million net working capital adjustment. In accordance with the terms of the agreement, the securityholders of the acquired business w ere
 entitled to receive contingent consideration from the Company payable in an aggregate value of $1.0 million in cash, contingent upon the acquired business reaching a revenue target of $1.5 million for the twelve-month period end ed
 December 31, 2023. The contingent consideration ha
d
 an acquisition fair value date of $0.4 million, which the Company recognized within Other current liabilities. The contingent consideration w as
 remeasured at fair value in each period following the closing within selling, general and administrative expense. Mpirik did not achieve the revenue target for the twelve-month period end ed
 December 31, 2023. As such, the contingent consideration liability was written down to $0. In addition, the Company issued 17,450 performance stock units to certain retained Mpirik employees on the closing date of the acquisition. In July 2023, the Company’s board of directors approved the removal of the performance-vesting condition, following which performance stock units are treated as restricted stock units.
Arterys
On October 3, 2022, the Company acquired Arterys, Inc. (“Arterys”), a company that provides a platform to derive insights from radiology medical imagines to improve diagnostic decision-making, efficiency, and productivity across multiple disease areas, which resulted in goodwill of $11.1 million. The aggregate acquisition date fair value of consideration for the Arterys acquisition totaled $8.3 million, net of cash acquired of $0.3 million. Consideration was made up of $4.9 million of non-voting
common stock and $3.0
million of cash. Cash consideration
 of $3.0 million is net of a $1.0 million working capital adjustment paid back to Tempus in March 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	BALANCE SHEET COMPONENTS
Property and Equipment, net
The following summarizes property and equipment, net as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$101,631	$91,656
Leasehold improvements	44,000	42,433
Furniture and fixtures	6,633	6,633

Total property and equipment, gross	152,264	140,722
Less: accumulated depreciation	(91,725)	(79,041)

Property and equipment, net	$60,539	$61,681

Depreciation expense on property and equipment is classified as follows in the accompanying
c
ondensed
consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue, genomics	$3,293	$3,222	$6,674	$6,363
Selling, general and administrative costs	3,122	1,972	6,010	3,891

Total depreciation	$6,415	$5,194	$12,684	$10,254

Accrued Expenses
Accrued expenses as of June 30, 2024 and December 31, 2023, consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation and employee benefits	$18,532	$21,950
Accrued expenses	44,053	37,783
Accrued cloud storage costs	13,723	13,921
Interest payable	8,877	8,863

Total accrued expenses	$85,185	$82,517

6.	GOODWILL AND INTANGIBLES
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. There were no goodwill additions for the three months ended June 30, 2024 and 2023, or for the six months ended June 30, 2024. During the six months ended June 30, 2023, goodwill of $10.6 million was recorded in connection with the acquisition of Mpirik. The Company recorded no impairment loss during the three and six months ended June 30, 2024 and 2023.
Intangible assets
Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination and amortized over their estimated useful lives. Intangible assets consist of a website domain, customer relationships and trade names acquired as part of a business combination, and licensed data acquired by entering into research collaboration agreements. In each license arrangement, the other party provides the Company with specified data, which currently is used primarily for research and development purposes but may also be licensed to third parties. The asset represents the Company’s right to use these datasets. The Company also recognizes a liability for the associated minimum payments that are presented within accrued data licensing fees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months
 ended
June 30, 2023, the Company recorded an additional
$3.8
million in licensed data related to
de-identified
data obtained through an additional agreement. During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024, the Company did not record any additions in licensed data.
In January 2023, the Company amended a data licensing agreement, which reduced the future data license payments the Company owes in exchange for waiving exclusivity rights on the licensed data. The Company remeasured the related licensed data intangible asset to fair value, which resulted in an impairment of $7.4 million recorded in Research and development during the six mon
t
hs ended June 30, 2023. A $7.9 million gain resulting from the related reduction of future data license payments was also recorded in Research and development during the six months ended June 30, 2023. The impairment resulted in a reduction of $40.1 million and $32.7 million to gross intangible assets and accumulated amortization, respectively. There were no impairment charges recognized related to intangible assets during the three months ended June 30, 2024 and 2023, respectively, or the six months ended June 30, 2024.
The following table summarizes intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$20,550	$13,913	$6,637	$20,550	$12,219	$8,331
Licensed data	19,321	14,868	4,453	19,321	11,469	7,852
Website domain	19	—	19	19	—	19
Trade names	8,000	2,857	5,143	8,000	2,286	5,714

	$47,891	$31,638	$16,252	$47,890	$25,974	$21,916

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three
to seven years. Amortization expense was $2.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $5.7 million and $6.0 million for the six months ended June 30, 2024 and 2023, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s
intangibles is approximately six years.

7.	COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the three and six months ended June 30, 2024 and 2023.

8.	STOCKHOLDERS’ EQUITY
Common Stock
Prior to the IPO, the Company had authorized two classes of common stock, voting and non-voting. In March
 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. As of December 31, 2023, the Company had authorized 200,228,024 shares of Class A common stock, 5,374,899 shares of Class B common stock, and 63,946,627 shares of non-voting
common stock. In April 2024, the Company increased the number of authorized shares of Class A common stock to 204,590,500 in conjunction with the Series
G-5
Preferred stock financing (see Note 9, Redeemable Convertible Preferred Stock). In connection with the IPO, the Restated Certificate became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Class A common stock and Class B common stock are collectively referred to as “Common Stock” throughout the notes to these unaudited interim con
densed
consolidated financial statements unless otherwise noted.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to thirty votes per share. Prior to the IPO, the Company also had shares of non-voting common stock authorized and outstanding, which were not entitled to any voting rights. Following the IPO, no shares of non-voting common stock are authorized or outstanding.
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock.
Under the Restated Certificate, any holder’s shares of Class B common stock will convert automatically into Class A common stock, on a
one-to-one
basis, upon certain circumstances, including: (1) the sale or transfer of such shares of Class B common stock, other than to a “controlled entity,” which is any person or entity which, directly or indirectly, is controlled by, or is under common control with, the holder of such shares of Class B common stock; (2) the trading day that is no less than 90 days and no more than 150 days following the twenty-year anniversary of the filing of the Restated Certificate, which was filed with the Secretary of State of the State of Delaware on June 17, 2024; (3) the date on which Mr. Lefkofsky is no longer providing services to the Company as an executive officer or member of the board of directors; and (4) the trading day that is no less than
90 days and no more than 150 days following the date that Mr. Lefkofsky and his controlled entities hold, in the aggregate, fewer than 10,000,000 shares of the Company’s capital stock (as adjusted for stock splits, stock dividends, combinations, subdivisions and recapitalizations).
Once transferred and converted into Class A common stock, the Class B common stock may not be reissued.
The Company issues stock-based awards to its employees in the form of stock options, restricted stock units, performance stock units and restricted stock, all of which have the potential to increase the outstanding shares of common stock in the future (see Note 10, Stock-Based Compensation).
Upon any liquidation, dissolution, or
winding-up,
the holders of Class A common stock and Class B common stock will be entitled to share equally, identically, and ratably in all assets remaining after the payment of any liabilities, liquidation preferences, and accrued or declared but unpaid dividends, if any, with respect to any outstanding preferred stock, unless a different treatment is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.
Common Stock Warrant
In connection with the MSA with AstraZeneca, the Company granted AstraZeneca warrants to purchase
 $100
million in shares of the Company’s Class A common stock at an exercise price equal to the IPO price of $37.00 per share. The number of shares of Class A common stock issuable upon exercise of the warrant is 2,702,703, based on the IPO price of $37.00 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The warrant will be automatically cancelled and terminated for no consideration in the event AstraZeneca declines to extend its financial commitment before December 31, 2024. If AstraZeneca exercises the warrant, AstraZeneca will be required to increase its minimum commitment under the MSA from $220 million to $320 million through December 2028.
On December 8, 2023, the Company issued Allen a warrant to purchase
 150,000 shares of the Company’s Class A common stock at a price per share of $10.00.
The warrant was issued as compensation for Allen’s assistance with the issuance of the Company’s Series G-4 preferred stock, and as such has been treated as an issuance cost and presented net of proceeds from Series G-4 preferred stock in Convertible redeemable preferred stock on the Company’s consolidated balance sheet. In connection with the IPO, the Company issued
 109,459
shares of Class A common stock upon the net exercise of the warrant.
Treasury Stock
In January 2023, the Company repurchased 145,466
shares of
non-voting
common stock previously issued to the former owners of AKESOgen, Inc., which the Company acquired in December 2019. These shares were accounted for as treasury stock. The Company records treasury stock at cost.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK
In January 2023, the Company issued 47,781 shares of Series
G-3
convertible preferred stock as payment of
paid-in-kind
dividends.
In January 2024, the Company issued 66,465 shares of Series
G-3
convertible preferred stock and 10,666 shares of Series
G-4
convertible preferred stock as payment of
paid-in-kind
dividends.
In October 2023, the Company issued 785,245 shares of Series G-4 convertible preferred stock (“Series G-4 Preferred”) for aggregate proceeds of $45.0 million. Each share ha
d
a par value of $0.0001. Under the terms of Series G-4 Preferred, holders receive an amount equal to 5% of the per share original issue price for each share of Series G-4 Preferred (the “G-4 Special Payment”), in the event that following an IPO, the average of the last trading price on each trading day during the ten day trading period beginning on the first day of trading of the Company’s Class A common stock is less than 110% of the price per share of Class A common stock sold in the IPO. Following the Company’s IPO, the average ten day trading price was less than 110% of the price per share of Class A common stock so ld
 in the IPO. As such, holders of Series G-4
Preferred

are owed an aggregate payment of $2.3 million, which is recorded in Accrued expenses as of June 30, 2024.
In April 2024, the Company issued 3,489,981 shares of Series
G-5
convertible preferred stock (“Series
G-5
Preferred”) for aggregate proceeds of $200.0 million. Each share has a par value of $0.0001. The Company will use the proceeds for working capital and general corporate purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the IPO, all of the Company’s then-outstanding shares of redeemable convertible preferred stock and accrued but unpaid dividends were automatically converted into
 71,976,178 shares of Class A voting common stock and 5,043,789 shares of Class B voting common stock.
Redeemable convertible preferred stock outstanding as of December 31, 2023 consisted of the following (in thousands, except share amounts):

		As of December 31, 2023
Series	Year	Shares		Liquidation	Carrying
Preferred	Issued	Authorized	Outstanding	Amount	Value
Series A	2015	10,000,000	10,000,000	$10,500	$10,000
Series B	2016	5,374,899	5,374,899	10,500	10,000
Series B-1	2016	2,500,000	2,500,000	10,500	10,000
Series B-2	2017	4,191,173	4,191,173	31,500	30,000
Series C	2017	9,779,403	9,779,403	86,757	70,000
Series D	2018	8,534,330	8,534,330	105,107	104,145
Series E	2018	6,630,905	6,630,905	151,621	151,621
Series F	2019	8,077,674	8,077,674	261,722	261,722
Series G	2020	2,537,290	2,537,290	119,928	119,928
Series G-2*	2020/2021	3,453,139	3,453,139	197,889	197,889
Series G-3**	2022/2023	4,362,476	1,661,895	98,891	95,238
Series G-4**	2023	4,362,476	785,245	45,514	45,000

Total convertible preferred stock		69,803,765	63,525,953	1,130,429	1,105,543

*	Excludes amounts related to the conversion of convertible note
**	Excludes amounts related to embedded conversion features

10.	STOCK-BASED COMPENSATION
2015 Stock Plan
In 2015, the Company adopted the Tempus AI, Inc. 2015 Stock Plan (the “2015 Plan”), which has been amended and restated numerous times to increase the aggregate shares authorized to be issued to employees, consultants, and directors of the Company. As of December 31, 2023, there were

28,115,750
shares authorized under the 2015 Plan.
On January 18, 2023, the Company approved a two-year extension of the expiration date for active employees whose RSUs expire either in 2023 or 2024. The Company accounted for the extension as a stock compensation modification, which resulted in an increase in unrecognized compensation cost of $47.5 million and $35.3 million for the three and six months ended June 30, 2024 and 2023, respectively.
During the three and six months ended June 30, 2024, the Company granted 1,647,906 and 1,933,606
RSUs,
respectively.
Restricted Stock Units
The RSUs granted under the 2015 Plan are subject to two vesting conditions. The first is a time-based component. The majority of the awards are eligible to vest over a four-year period, with 20% of the awards being eligible to vest after one year and the remaining awards becoming eligible to vest on a quarterly basis thereafter. The second vesting condition is the occurrence of a liquidity event, as defined in the grant agreement, which was satisifed in connection with the IPO. The table below summarizes restricted stock unit activity under the 2015 Plan for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2023	20,788,500	$26.47
Granted	1,933,606	$37.59
Vested and settled	(4,563,164)	$11.93
Vested and not yet settled	(10,870,652)	$24.46
Forfeited	(457,785)	$25.58
Expired	(147,376)	$0.28

Unvested at June 30, 2024	6,683,129	$36.77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock-based compensation is classified as follows in the accompanying condensed
consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenues, genomics	$11,327	$—	$11,327	$—
Cost of revenues, data and services	7,229	—	7,229	—
Technology research and development	50,434	—	50,434	—
Research and development	42,233	—	42,233	—
Selling, general and administrative	377,090	—	377,090	—

Total stock-based compensation	$488,313	$—	$488,313	$—

Total unrecognized stock-based compensation expense related to RSUs was $
125.3
million
as
of June 30, 2024 and is expected to be recognized over a weighted-average period of
1.4
years. No further grants will be made under the 2015 Plan.
2024 Equity Incentive Plan
In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options (“NSOs”), stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based awards (“PSUs”) and other awards. The maximum number of shares of Class A common stock that may be issued under the 2024 Plan is
7,430,000
shares of the Company’s Class A common stock and will automatically increase on January 1 of each year, beginning on January 1, 2025 and continuing through and including

January 1, 2034
in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to

5
%
of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is
22,290,000
shares.

11.	DEBT
Term Loan Facility
On September 22, 2022, the Company entered into a Credit Agreement with Ares Capital Corporation (“Ares”) for a senior secured loan (the “Term Loan Facility”) in the amount of $175 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. On April 25, 2023, the Company entered into an amendment to the Credit Agreement, which was accounted for as a debt modification. The amendment to the Credit Agreement increased the Term Loan Facility by an aggregate principal amount of $50 million, less original issue discount of $1.3 million and increased the interest rate on the Term Loan Facility by 25 basis points. On October 11, 2023, the Company signed a second amendment to its Credit Agreement with Ares which provided an additional $35.0 million in term debt. The Company received $34.1 million in cash, which is the aggregate principal amount of $35.0 million less original issue discount of $0.9 million. Terms of the second amendment are consistent with existing terms of the Credit Agreement. The proceeds of the Term Loan Facility will be used for working capital and general corporate purposes, to finance growth initiatives, to pay for operating expenses, and to pay the related transaction costs
. The Term Loan Facility is due at maturity on September 22, 2027 and is subject to quarterly interest payments for Base Rate Loans and at the end of the applicable interest rate period for Secured Overnight Financing Rate (“SOFR”) Loans.

2
2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

After the first three months from the effective date, each quarter, the Company has the option to convert the borrowing type to either a Base Rate Borrowing, which bears interest based on a Base Rate, defined as the greatest of the (a) the “Prime Rate” appearing the “Money Rates” section of the Wall Street Journal or another national publication selected by the Agent, (b) the Federal Funds Rate plus 0.50%, (c) Term SOFR for a one-month
tenor in effect on such day plus 1.00% in each instance as of such day and (d) 2.00%, or a SOFR Borrowing, which bears interest based on Term SOFR. Additionally, the Company may make either a PIK election or a Cash election. Based on these elections, the Term Loan Facility will bear interest at one of the following rates:

(i)	the sum of the Base Rate plus an Applicable Rate of 4% per annum plus 3.25% per annum paid in-kind by adding the accrued interest to the outstanding principal balance on each interest payment date

(ii)	the Base Rate plus an Applicable Rate of 6.25% per annum

(iii)
the sum of the Term SOFR for the interest period plus an Applicable rate of 5% per annum plus 3.25% per annum paid in-kind
by adding the accrued interest to the outstanding principal balance on each interest payment date

(iv)	the Term SOFR for the interest period in effect plus the Applicable Rate of 7.25% per annum
In addition, the Term
Loan
 Facility contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred st
ock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve-month period ending on the last day of each fiscal quarter. Minimum consolidated revenues increase each quarter. For the years ended December 31, 2024 and 2025, the Company is required to generate consolidated revenues of $459.1 million and $594.1 million, respectively. The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2024.
All obligations under the Term Loan Facility are guaranteed by the Company and secured by substantially all of the assets of the Company.
The original issue discount of $6.5 million and deferred financing fees of $2.6 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the unamortized original issue discount was $4.5 million and $5.1 million, respectively, and the unamortized deferred financing fees were $1.6 million and $1.9 million, respectively.
Through June 30, 2024, the Company has not made any principal repayments on the Term Loan Facility. Through June 30, 2024, the Company made $13.9 million in interest payments. As of June 30, 2024, the interest rate on the Term Loan Facility was 10.3%. As of June 30, 2023, the interest rate on the $175 million originally borrowed under Term Loan Facility was 9.89% and 10.07% on the $50 million borrowed under the amended Credit Agreement.
The Company recognized interest expense of
$9.2 million and $18.3
million related to the Term Loan Facility during the three and six months ended June 30, 2024, respectively. The Company recognized interest expense of
$6.9 million and $12.0
million related to the Term Loan Facility during the three and six months ended June 30, 2023, respectively.

2
3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Promissory Note
On June 22, 2020, in connection with entry into an agreement for use of Google LLC’s, or Google’s, Google Cloud Platform, the Company issued Google a convertible promissory note, or the Note, in the original principal amount of $330.0 million. On November 19, 2020, in connection with Series
G-2
convertible preferred stock financing, the Company issued Google $80 million of

Series
G-2
preferred stock, at a 10% discount to the purchase price per share in such financing, in partial satisfaction of the outstanding principal amount under the Note, and the Company amended and restated the terms of the Note.
The amended and restated Note, or the Amended Note, has a principal amount of $250.0 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by the Company. The Company accounts for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its condensed
c
onsolidated
s
tatements of
o
perations and
c
omprehensive
l
oss. The outstanding principal and accrued interest under the Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) March 22, 2026, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by the Company of its Google Cloud Platform agreement. The Company generally may not prepay the Outstanding Amount, except that the Company may, at its option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.
If the Amended Note is outstanding at the maturity date, Google may, at its option, convert the then outstanding principal amount and interest accrued under the Amended Note into a number of shares of the Company’s Class A common stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty
day period ending immediately prior to the maturity date.
The Company concluded that one of the conversion features meets the definition of an embedded derivative that is required to be accounted for as a separate unit of accounting. The fair value of the embedded derivative is not material and was therefore not bifurcated. As such, upon issuance of the Note the Company recorded a promissory note of $330.0 million. The Company recognized interest expense of $3.7 million and $3.8 million during the three months ended June 30, 2024 and 2023, respectively. The company recognized interest expense of $7.3 million and $7.6 million during the six months ended June 30, 2024 and 2023, respectively.

12.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted
method to calculate diluted EPS. As the Company had net losses in the three and six months ended June 30, 2024 and 2023, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(552,212)	$(55,832)	$(616,955)	$(110,209)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	(11,540)	(10,897)	(39,347)	(21,566)
Cumulative Undeclared Dividends on Series C preferred shares	(668)	(745)	(1,174)	(1,466)

Net loss attributable to common stockholders	$(564,420)	$(67,474)	$(657,476)	$(133,241)

Denominator:
Weighted-average common shares outstanding, basic and diluted	82,325	63,286	72,930	63,257

Net loss per share attributable to common stockholders, basic and diluted	$(6.86)	$(1.07)	$(9.02)	$(2.11)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. As disclosed in Note 8, the Company issued a warrant for $100 million in shares of the Company’s Class A common stock. As per the terms of th
e
warrant, potentially dilutive shares are based on the latest equity financing price.

	As of June 30,
	2024	2023
Stock options outstanding	210,000	210,000
AstraZeneca warrant	2,702,703	1,744,991
Mpirik holdback liability	—	8,724
SEngine holdback liability	41,007	—
Sengine contingent consideration	35,000	—
Unvested RSUs	6,683,129	—

Total potentially dilutive shares	9,671,839	1,963,715

As disclosed in Note 10, the RSUs issued under the 2015 Plan include a triggering liquidation performance condition prior to vesting. As such, as of June 30, 2023, these are treated as contingently issuable shares and are excluded from potentially dilutive shares as the liquidation performance condition was not yet satisfied. As the liquidation performance condition was satisfied upon completion of the IPO, as of June 30, 2024, these shares are included in potentially dilutive shares.
As disclosed in Note 11, contingent upon certain financing events, the Amended Note will be converted to shares at the holder’s option, based on the amount outstanding at the maturity date, which is subject to reduction based on services used by us prior to the maturity date. As such, these are treated as contingently issuable shares and will be excluded from potential dilutive impact.
As disclosed in Note 9, the Company’s Series
G-3
Preferred, Series
G-4
Preferred and Series
G-5
Preferred contain embedded conversion features resulted in the issuance of additional shares of Class A common stock upon completion of the IPO. The number of shares issued related to these features was dependent upon the IPO price. As such, prior to the IPO, these are treated as contingently issuable shares. Subsequent to the completion of the IPO in June 2024, the additional shares of Class A common stock are included in the weighted-average common shares outstanding.

13.	INCOME TAXES
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and makes a cumulative adjustment in such period.

2
5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income tax expense (benefit) for the three
and si
x
months ended June 30, 2024 and 2023 is less than $0.2 million.
Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

14.	FAIR VALUE MEASUREMENTS
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, finance lease obligations, minimum royalties, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of the related party receivable, finance lease obligations, and minimum royalties approximate fair value because the interest rates used fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.
The valuation methodologies used for the Company’s assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:
Marketable equity securities
—The Company holds marketable equity securities, that are all publicly traded shares of Recursion Pharmaceuticals, Inc. (“Recursion”) Class A common stock, which have quoted prices in active markets and are classified as short-term. The securities are measured at fair value each reporting period. The Company classifies the marketable equity securities as Level 1 as they are valued using quoted market prices at each reporting period.
During the three months ended June 30, 2024, the Company did not sell any shares of Recursion Class A common stock. During the six months ended June 30, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 for $23.1 million. Changes in fair value are recorded in earnings within other (expense) income, net on the condensed
consolidated statement of operations and comprehensive loss.
The following summarizes the portion of unrealized gains recorded during the three and six months ended June 30, 2024 that relate to marketable securities held as of June 30, 2024 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Net (loss) gain during the period on marketable equity securities	$(3,705)	$2,541
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	(6,081)

Unrealized gain recognized during the period on marketable equity securities still held at the reporting date	$(3,705)	$(3,540)

Contingent consideration
—The Company was subject to a contingent consideration arrangement to make a cash payment in an aggregate value of
$
1.0
 million, contingent upon Mpirik reaching a revenue target of $
1.5

million for the twelve-month period ended December 31, 2023. See Note 4, Business Combinations, for further discussion of that acquisition.
The Company is also subject to a contingent consideration arrangement of 35,000 additional shares of
non-voting
common stock in connection with the SEngine acquisition, the amount of which is determined based on the per share price of the Company’s non-voting
common stock in a liquidity event completed prior to December 31, 2027. The contingent consideration has an acquisition fair value date of

$0.8 million. See Note
4
, Business Combinations for further discussion of that acquisition.
Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in earnings within operating expense on the condensed
consolidated statements of operations and comprehensive loss. The Company used a risk-neutral simulation model and option pricing framework to value the contingent consideration. Prior to the IPO, the Company classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Subsequent to the IPO completed in June 2024, the Company classified the contingent consideration arrangement of up to 35,000 additional shares of
non-voting
common stock as Level 1 as the shares are valued using a quoted market price.
Warrant asset
—As discussed in Note

3, the Company received warrants from Personalis. The warrant assets are measured at fair value each reporting period using a Black-Scholes option pricing model, which takes into consideration the price and volatility of Personalis Class A common stock. The Company classifies the warrant asset as Level 2 as they are valued using observable market prices of Personalis Class A common stock.

2
6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrant liability
—As discussed in Note 8, the Company issued a $100 million warrant to AstraZeneca. The warrant liability is measured at fair value each reporting period, using a Black-Scholes option pricing model.

The following table summarizes the assumptions used in the model as of June 30, 2024:

Expected term (in years)	2.50
Risk-free interest rate	4.51%
Expected volatility	55.00%
Expected dividend yield	0.00%
The Company classifies the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the expected term.
The Term Loan Facility and the Note were not recorded at fair value. The fair values of the Term Loan Facility and the Note approximated their carrying values as of June 30, 2024 and December 31, 2023. Estimates of the fair values of the Term Loan Facility and the Note are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$11,255	$11,255	$—	$—
Warrant asset	$2,300	$—	$2,300	$—
Liabilities
Warrant liability	$33,600	$—	$—	$33,600
Contingent consideration	$940	$940	$—	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$31,807	$31,807	$—	$—
Warrant asset	$10,000	$—	$10,000	$—
Liabilities
Warrant liability	$34,500	$—	$—	$34,500
Contingent consideration	$775	$—	$—	$775
2
7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Warrant Liability	Contingent Consideration
Balance at December 31, 2023	$34,500	$775
Change in fair value of warrant liability	(900)	—
Change in fair value of contingent consideration	—	194
Transfer out of Level 3	—	(969)

Balance at June 30, 2024	$33,600	$—

	Warrant Liability	Contingent Consideration
Balance at December 31, 2022	$42,500	$—
Contingent consideration from Mpirik acquisition	—	400
Change in fair value of warrant liability	(5,700)	—

Balance at June 30, 2023	$36,800	$400

For the three months ended June 30, 2024 and 2023, the Company recognized a gain of $1.7 million and expense of $0.7 million, respectively, in other (expense) income, net due to the change in the fair value of warrant liability determined by Level 3 valuation techniques. For the six months ended June 30, 2024 and 2023, the Company recognized a gain of $0.9 million and $5.7 million, respectively, in other expense
, net due to the change in the fair value of warrant liability determined by Level 3 valuation techniques.

15.	RELATED PARTIES
In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.7 million as of June 30, 2024 and December 31, 2023. The Company subleases a portion of office space to this related party on a month-to-month
basis. Sublease income received from the related party was insignificant for the three and six months ended June 30, 2024 and 2023.
Strategic Investment
On August 19, 2021, the Company entered into a related party arrangement with Pathos AI, Inc. (“Pathos”) for the purpose of furthering the commercialization efforts of drug development. Tempus received a warrant to purchase 23,456,790 shares, or approximately 19% of the current outstanding equity in Pathos, for $0.0125 per share. The warrant will automatically exercise upon a change of control (as defined therein) or upon an IPO of Pathos’ securities. The Company also has an optional exercise election window during the last 10 days of the 20 year term of the warrant agreement. Pursuant to this master agreement, the Company granted Pathos a limited, non-exclusive,
revocable,
non-transferable
right and license, without right of sublicense, to access and download certain de-identified
records from the Company’s proprietary database. Pathos in turn agreed to certain license fees depending on the number of de-identified
records it elects to license during the term of the master agreement. Pathos also agreed to pay the Company a subscription fee equal to $0.4 million per year for access to the Company’s Lens product. The Company recognized $0.1 million and $0.2 million in revenue for this access fee in the three and six months ended June 30, 2024 and 2023, respectively. The master agreement provides for an initial term of five years, with a subsequent five-year renewal provision unless the agreement is terminated. Either party may terminate the agreement after the initial five-year term by prior written notice to the other party.
In 2022, the Company entered into two additional related party arrangements with Pathos for both sequencing and other data services. The Company recognized less than $0.3 million in revenue for both arrangements for both the three and six months ended June 30, 2024 and 2023. In 2023, the Company entered into an additional related party arrangement with Pathos for other data services. The Company recognized less than $0.1 million in revenue for both the three and six months ended June 30, 2024 and 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2024 and December 31, 2023, there was no amount due to related parties. As of both
June 30, 2024 and December 31, 2023, the amount due from related parties was less than $0.1 million
.

16.	SUBSEQUENT EVENTS
Japan Joint Venture
On May 18, 2024, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”), by and among SoftBank Group Corporation (“SoftBank”), SoftBank Group Japan Corporation, the Company and Pegasos Corp. (the “Joint Venture”), pursuant to which the Joint Venture will engage in certain business activities in Japan similar to those conducted by the Company in the United States, including performing clinical sequencing, organizing patient data, and building a real world data business in Japan. The Joint Venture closed on July 18, 2024. The Company and SoftBank capitalized the Joint Venture with
¥30,000,000,000
(approximately $191.1
million
based on foreign exchange rates as of July 18, 2024), split evenly between the two parties and each received

50%
of the Joint Venture’s outstanding capital stock and board seats.
In connection with entering into the Joint Venture Agreement, the Company entered into the following agreements with the Joint Venture: a Data License Agreement (the “Data License Agreement”), which became effective immediately upon signing the Joint Venture Agreement; an Intellectual Property License Agreement (the “IP License Agreement”) and a Services Agreement, each of which became effective on July 18, 2024 upon closing. Under the Data License Agreement, the Company granted the Joint Venture a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, the Joint Venture paid the Company
¥
7,500,000,000
(
approximately $47.8 million based on foreign exchange rates as of July 18, 2024) in exchange for the license to the Initial Records Batch (as defined in the Data License Agreement) and an additional
¥
7,500,000,000
(approximately $47.8 million based on foreign exchange rates as of July 18, 2024) pursuant to the IP License Agreement in exchange for a non-exclusive license with respect to certain of the Company’s technologies for certain specified uses solely in Japan. Under the Services Agreement, the Company will provide the Joint Venture with certain services.
The foreign exchange gain/loss on the exchange of funds on July 18, 2024 upon closing of the Joint Venture was not material.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward- looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

•	the evolving treatment paradigm for cancer, including physicians’ use of molecular data and targeted oncology therapeutics and the market size for our current and future products;

•	our ability to expand our business beyond oncology into new disease areas;

•	estimates of our addressable market and our expectations regarding our revenue, expenses, capital requirements and operating results;

•	our ability to develop new products and services, including our goals and strategy regarding development and commercialization of AI Applications;

•	our ability to maintain and grow our datasets, including in new disease areas and geographies;

•	any expectation that the growth of our datasets will improve the quality of our products and services and accelerate their adoption;

•	our ability to capture, aggregate, analyze or otherwise utilize genomic data in new ways and in additional diagnostic modalities;

•	any expectation that we will continue to commercialize de-identified records and license them to multiple customers;

•	the acceptance of our publications in peer-reviewed journals or of our presentations at scientific and medical conference presentations;

•	the implementation of our business model and strategic plans for our products, technologies and businesses;

•	competitive companies and technologies and our industry;

•	the potential of Intelligent Diagnostics to be disruptive across a broad set of disease areas and the clinical trial process;

•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;

•	third-party payer reimbursement and coverage decisions, including our strategy to increase reimbursement;

•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;

•	potential effects of evolving and/or extensive government regulation;

•	the timing or likelihood of regulatory filings and approvals;

•	our ability to hire and retain key personnel;

•	our ability to expand internationally, including through the Joint Venture in Japan;

•	our ability to successfully acquire businesses, form joint ventures or make investments in companies or technologies;

•	our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our platform;

•	our ability to service or pay down existing or future debt obligations;

•	our anticipated cash needs and our needs for additional financing;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	the expiration or release of lock-up agreements or market standoff agreements, anticipation of such events, and sales of shares of our Class A common stock by our stockholders.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in the final prospectus, or the Final Prospectus, for our initial public offering, or the IPO, dated as of June 13, 2024 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on June 17, 2024. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward- looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Tempus is a technology company focused on healthcare that straddles two converging worlds. We strive to combine deep healthcare expertise, providing next-generation diagnostics across multiple disease areas, with leading technology capabilities, harnessing the power of data and analytics to help personalize medicine. We endeavor to unlock the true power of precision medicine by creating Intelligent Diagnostics through the practical application of artificial intelligence, or AI, in healthcare. Intelligent Diagnostics use AI, including generative AI, to make laboratory tests more accurate, tailored, and personal. Unlike traditional diagnostic labs, we can incorporate unique patient information, such as clinical, molecular, and imaging data, with the goal of making our tests more intelligent and our results more insightful. Unlike other technology companies, we are deeply rooted in clinical care delivery as one of the largest sequencers of cancer patients, and patients with other diseases, in the United States. Straddling both worlds is advantageous as we believe Intelligent Diagnostics represent the future of precision medicine, informing more personalized and data-driven therapy selection and development. We believe their adoption could empower physicians to deliver better care and researchers to develop more precise therapies, with the potential to save millions of lives.

In order to bring AI to healthcare at scale, we believe the foundation of how data flows throughout the ecosystem needs to be rebuilt. We established new data pipes, going to and from providers, to allow for the free exchange of data between physicians, who interpret data, and diagnostic and life science companies, who provide data, integrating relevant clinical data, such as outcomes, or adverse events, which are essential for many clinical decisions. Without this capability, we believe that data would continue to accumulate without impacting patient care. To accomplish this, we built both a technology platform to free healthcare data from silos and an operating system to make this data useful, the combination of which we refer to as our Platform. Our Platform connects multiple stakeholders within the larger healthcare ecosystem, often in real time, to assemble and integrate the data we collect, thereby providing an opportunity for physicians to make data-driven decisions in the clinic and for researchers to discover and develop therapeutics. We aim to help physicians find the best therapies for their patients, help pharmaceutical and biotechnology companies make the best drugs possible, and enable patients to access emerging therapies and clinical trials when appropriate.

We currently offer three product lines: Genomics, Data and AI Applications. Each product line is designed to enable and enhance the others, thereby creating network effects in each of the markets in which we operate. We are able to commercialize records multiple times, both at the time a test is run and thereafter. Our Genomics product line leverages our state-of-the-art laboratories to provide next generation sequencing, or NGS diagnostics, polymerase chain reaction, or PCR, profiling, molecular genotyping and other anatomic and molecular pathology testing to healthcare providers, pharmaceutical companies, biotechnology companies, researchers, and other third parties. The data generated in our lab or ingested into our platform as part of the Genomics product line is structured and de-identified, prior to commercialization. This de-identified database is then commercialized to our pharmaceutical and biotechnology partners to facilitate drug discovery and development through two primary Data and Services products, Insights and Trials. Our third product line, AI Applications, is focused on developing and providing diagnostics that are algorithmic in nature, implementing new software as a medical device, and building and deploying clinical decision support tools.

We primarily operate in the United States and generated total revenue of $166.0 and $132.4 million in the three months ended June 30, 2024 and 2023, respectively, and $311.8 million and $248.0 million in the six months ended June 30, 2024 and 2023, respectively. We also incurred net losses of $552.2 and $55.8 million in the three months ended June 30, 2024 and 2023, respectively, and net losses of $617.0 million and $110.2 million in the six months ended June 30, 2024 and 2023, respectively. We generated adjusted EBITDA of $(31.2) million and $(37.0) million, in the three months ended June 30, 2024 and 2023, respectively, and $(75.1) million and $(82.9) million in the six months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see the section titled “Non-GAAP Financial Measure” below.

Initial Public Offering

On June 13, 2024, the registration statement relating to our IPO was declared effective and shares of our Class A common stock began trading on the Nasdaq Global Select Market on June 14, 2024. On June 17, 2024, we completed our IPO in which we issued and sold 11,100,000 shares of Class A common stock, at a public offering price of $37.00 per share. We received net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

In connection with the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock, other than our Series B redeemable convertible preferred stock, converted into an aggregate of 66,309,550 shares of Class A common stock. Series B redeemable convertible preferred stock converted on a one-for-one basis into an aggregate of 5,374,899 shares of Class B common stock. Subsequently, 331,110 shares of Class B common stock were automatically converted into shares of Class A common stock, such that there are 5,043,789 shares of Class B common stock outstanding. We issued an additional 236,719 shares of Class A common stock to an investor in Series G-3 preferred stock, pursuant to a separate agreement further described in Note 9.

As of June 16, 2024, our redeemable convertible preferred stock had accrued $188.2 million of unpaid dividends, which were paid in 5,098,799 shares of Class A common stock at the closing of the IPO.

Outstanding shares of non-voting common stock were converted on a one-for-one basis into 5,069,477 shares of Class A common stock.

The restricted stock units (“RSUs”) granted to employees are subject to two vesting conditions. The first is a time-based component. The second vesting condition is the occurrence of a liquidity event. The liquidity event condition related to these awards was satisfied upon the effectiveness of the IPO. Upon effectiveness of the IPO, we recognized $488.3 million of stock-based compensation expense during the three months ended June 30, 2024. To meet the related tax withholding requirements, we withheld 1,911,316 shares of the 4,563,164 shares of Class A common stock issued. Based on the IPO public offering price of $37.00 per share, the tax withholding obligation was $70.8 million.

We issued 109,459 shares of Class A common stock related to the exercise of a warrant issued to Allen, as further described in Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which was subject to automatic net exercise upon the IPO.

In connection with the IPO, we amended and restated our certificate of incorporation, under which authorized capital stock consists of 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

Strategic Collaborations

AstraZeneca

In November 2021, we entered into a Master Services Agreement, or, as amended in October 2022, February 2023 and December 2023, the MSA, with, and issued a warrant to, AstraZeneca AB, or AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220 million on such products and services during the term of the MSA. The term of the MSA will continue through December 31, 2028, unless terminated sooner. The minimum commitment may increase from $220 million to $320 million through December 2028 upon the occurrence of any of the following events: (i) at AstraZeneca’s election on or before December 31, 2024, (ii) the date that AstraZeneca exercises the warrant issued pursuant to the terms thereof (as described below), or (iii) if the average closing price of our Class A common stock exceeds two times the IPO price for any 30-day trading period following the one-year anniversary of such initial public offering.

Under the warrant, AstraZeneca has the right to purchase $100 million in shares of our Class A common stock at an exercise price equal to $37.00 per share, the public offering price in our IPO. The warrant may be exercised any time following the date that is 180 days following the pricing of our IPO. AstraZeneca will be entitled to substantially the same registration rights with respect to the shares under the warrant as those granted to holders of registrable securities pursuant to our Ninth Amended and Restated Investors’ Rights Agreement, dated November 19, 2020. The warrant will be automatically canceled and terminated for no consideration, if not previously exercised, in the event AstraZeneca declines to extend its financial commitment before December 31, 2024. If AstraZeneca exercises the warrant, AstraZeneca will be required to increase its minimum commitment under the MSA from $220 million to $320 million through December 2028.

GlaxoSmithKline

In August 2022, we entered into a Strategic Collaboration Agreement, or, as amended in May 2024, the GSK Agreement, with GlaxoSmithKline, or GSK. Under the GSK Agreement, we agreed, on a non-exclusive basis, to provide GSK with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, GSK has committed to spend a minimum of $180 million on such products and services during the term of the GSK Agreement, of which $70 million was paid upon execution. The term of the GSK Agreement will continue through December 31, 2027, unless terminated sooner. An additional commitment of up to $120 million may be triggered at GSK’s election for the years 2028, 2029 and 2030.

Recursion Master Agreement

In November 2023, we entered into a Master Agreement, or the Recursion Agreement, with Recursion Pharmaceuticals, Inc., or Recursion. Under the Recursion Agreement, we agreed to provide certain of our services and to license certain data to Recursion, including a limited right to access our proprietary database of de-identified clinical and molecular data for certain therapeutic product development purposes. In exchange for these rights, Recursion will pay an initial license fee of $22 million and an annual license fee throughout the term of the agreement, which, together with the initial license fee, totals up to $160 million. The term of the Recursion Agreement will continue through November 3, 2028, unless terminated sooner. In addition to mutual rights to terminate for an uncured breach of the Recursion Agreement, Recursion may terminate the agreement for convenience after three years upon 90 days prior notice, subject to payment by Recursion of an early termination fee.

The initial license fee and each annual license fee are payable at Recursion’s option either in the form of (x) cash, (y) shares of Recursion’s Class A common stock, or (z) a combination of cash and shares of Recursion’s Class A common stock in such proportion as is determined by Recursion in its sole discretion; provided that the aggregate number of shares of Recursion’s Class A common stock to be issued to us under the Recursion Agreement shall not exceed 19.9% of the aggregate total of shares of Recursion Class A common stock and Class B common stock outstanding on November 3, 2023, or the date immediately preceding the date any shares of Class A common stock are issued pursuant to the Recursion Agreement, whichever is less. We have customary registration rights with respect to any shares of Recursion’s Class A common stock issued pursuant to the Recursion Agreement.

Factors Affecting Our Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See “Item 1A.—Risk Factors” for more information.

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $68.1 and $22.2 million during the three months ended June 30, 2024 and 2023, respectively, and $92.4 million and $43.0 million during the six months ended June 30, 2024 and 2023, respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Genomics, this entails our field salesforce developing relationships with individual physicians and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners. For AI Applications, this entails demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 7,000 physicians and we have worked with over 200 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2023 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $77.9 million and $23.4 million during the three months ended June 30, 2024 and 2023, respectively, and $105.0 million and $46.3 million during the six months ended June 30, 2024 and 2023, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results.

Payer Coverage and Reimbursement

Our financial performance relies heavily on our ability to secure reimbursement from payers and government health benefits programs. A substantial majority of the genomic testing we perform is clinical in nature. We typically receive reimbursement for these tests from commercial payers and from government health benefits programs, such as Medicare and Medicaid. The amount of payment we receive varies widely and depends on a variety of factors, including the payer, the assay run, and other characteristics about the patient. As of December 31, 2023, we had received payment on approximately 50% of our clinical oncology NGS tests across all payers performed from January 1, 2021 through December 31, 2022. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2023. For the years ended December 31, 2022 and 2023, our average reimbursement for NGS tests in oncology was approximately $916 and $1,452, respectively. We will continue to invest significantly in various efforts aimed at improving our average reimbursement, including performing clinical studies to generate evidence of clinical utility, seeking regulatory approval for our tests, and opening additional lab locations. Any changes to medical policies impacting how our tests are reimbursed could have a significant impact on our results.

Components of Results of Operations

Revenue

We currently primarily derive our revenue from two product lines: (1) Genomics and (2) Data and services.

Genomics

Genomics primarily includes revenue from diagnostics, PCR profiling, and other anatomic and molecular pathology testing to healthcare providers, pharmaceutical companies, biotechnology companies, researchers, and other third parties.

Data and Services

Data and services primarily includes revenue from de-identified data generated through our Genomics product line to our pharmaceutical and biotechnology partners for use in their drug development efforts. These transactions consist of data licensing agreements, AI-enabled clinical trial matching, and analytical services. Our Data revenue is typically back-weighted towards the second half of the year based on the budgeting cycles of our customers. We currently report our AI Applications revenue within this line item as it is immaterial.

Cost and Operating Expenses

We incur costs to generate revenue for each of our two primary product lines. Cost of revenues for our Genomics product line is a higher percentage of the Genomics revenue than cost of revenues for Data and services is as a percentage of Data and services revenue. As revenue shifts between these product lines, total cost of revenue as a percentage of revenue will be impacted.

Cost of Revenues, Genomics

Cost of revenues for Genomics primarily includes personnel lab expenses, including salaries, bonuses, employee benefits and stock-based compensation expenses (which we refer to as “personnel costs”), and amortization of intangible assets, cost of laboratory supplies and consumables, laboratory rent expense, third- party administration fees associated with COVID-19 testing, depreciation of laboratory equipment and shipping costs. Costs associated with performing our tests are recorded as the tests are processed at the time of report delivery. We expect these costs will increase in absolute dollars as our Genomics revenue continues to grow.

Cost of Revenues, Data and Services

Cost of revenues for Data and services primarily includes data acquisition and royalty fees, and personnel costs related to delivery of our data services and platform, cloud costs, and certain allocated overhead expenses. Costs associated with performing data product services are recorded as incurred. We expect these costs will increase in absolute dollars as our Data and services revenue continues to grow. We currently report our AI Applications cost of revenue within this line item as it is immaterial.

Research and Development

Research and development expense primarily includes costs incurred to develop new assays and products, including validation costs, research and development and allocated lab personnel costs, salaries and benefits of the company’s scientific and laboratory research and development teams, amortization of intangible assets, inventory costs, overhead costs, contract services and other related costs. Research and development costs are expensed as incurred. We plan to continue to invest in new assay development and expansion into new disease areas. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

Technology Research and Development

Technology research and development expense primarily includes personnel costs incurred related to the research and development of our technology platform and applications and the research and development of new products that we hope to bring to the market. Technology research and development costs are expensed as incurred. We plan to continue to invest in technology personnel to support our Platform and new algorithm development. We expect that technology research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

Selling, General and Administrative

Our selling, general and administrative expense primarily includes personnel costs for our sales, executive, accounting and finance, legal and human resources functions, commissions, and other general corporate expenses, including software and tools, professional services, real estate costs, and travel costs.

We expect that our selling, general and administrative expenses will continue to increase in absolute dollars after our IPO, primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage from period to period due to the timing and extent of these expenses. As the performance-based vesting condition of our RSUs was satisfied in connection with our IPO, we will continue to record stock-based compensation expenses associated with the vesting of RSUs in the quarter in which such vestings occur.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest from our Amended Note and Term Loan Facility (each as defined in “Liquidity and Capital Resources” below), and finance leases. Interest expense related to our convertible debt will continue, but should decrease over time as the principal amount decreases.

Other (Expense) Income, Net

Other (expense) income, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, and any changes in fair value related to our warrant assets and liabilities. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion recorded within marketable equity securities. These shares are marked to market each reporting period. We issued a warrant to our customer AstraZeneca in conjunction with the signing of the MSA in November 2021. We have a warrant asset related to a November 2023 Commercialization and Reference Laboratory Agreement with Personalis, Inc. The fair value of the warrant assets and liabilities are measured each reporting period.

Provision for Income Tax

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for non-deductible expenses, and changes in the valuation of our deferred tax assets and liabilities. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint venture entered during the third quarter of 2020.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue
Genomics	$112,324	$91,924	$214,893	$173,982
Data and services	53,645	40,493	96,896	74,059

Total net revenue	$165,969	$132,417	$311,789	$248,041
Cost and operating expenses
Cost of revenues, genomics	68,324	46,961	121,159	92,241
Cost of revenues, data and services	22,132	13,807	37,420	25,200
Technology research and development	77,908	23,427	104,975	46,329
Research and development	68,025	22,171	92,365	43,034
Selling, general and administrative	463,072	71,189	542,636	140,236
Total cost and operating expenses	699,461	177,555	898,555	347,040

Loss from operations	$(533,492)	$(45,138)	$(586,766)	$(98,999)

Interest income	1,718	1,957	2,749	4,381
Interest expense	(13,295)	(11,712)	(26,533)	(20,903)
Other (expense) income, net	(7,048)	(766)	(6,299)	5,622

Loss before provision for income taxes	$(552,117)	$(55,659)	$(616,849)	$(109,899)
Provision for income taxes	(95)	(3)	(106)	(9)
Losses from equity method investments	—	(170)	—	(301)

Net Loss	$(552,212)	$(55,832)	$(616,955)	$(110,209)

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$112,324	$91,924	$20,400	22%
Data and services	53,645	40,493	13,152	32%

Total Net Revenue	$165,969	$132,417	$33,552	25%

The increase in revenue for the three months ended June 30, 2024, compared to the same period in 2023, was due to increased volume of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in genomics revenue for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to an increase in the number of oncology NGS tests, which increased from approximately 55,300 tests for the three months ended June 30, 2023 to approximately 66,500 tests for the three months ended June 30, 2024. Also contributing to the increase was the release of $1.2 million for the three months ended June 30, 2024 on a revenue reserve recorded for risks of future reversal of consideration associated with certain government payers, as the risk period the reserve covered has begun to lapse, as compared to an increase of $2.4 million on the same reserve for the three months ended June 30, 2023.

Data and Services

The increase in Data and services revenue for the three months ended June 30, 2024, compared to the same period in 2023, was driven primarily by $11.6 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the three months ended June 30, 2024 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the three months ended June 30, 2023.

Cost and Operating Expenses

Cost of Revenues

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$68,324	$46,961	$21,363	45%
Cost of revenues, data and services	22,132	13,807	8,325	60%

Total	$90,456	$60,768	$29,688	49%

The increase in Cost of revenues for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $18.5 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $4.5 million in material and service costs, $1.7 million in personnel costs, and $1.4 million in cloud expenses.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $11.3 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $4.5 million in material and service costs, an increase of $2.4 million in personnel costs, and an increase of $0.5 million in cloud expenses.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $7.2 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, as well as an increase of $0.9 million in cloud expenses.

Research and Development

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$68,025	$22,171	$45,854	207%

The increase in Research and development expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $42.2 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, an increase of $0.7 million in validation and regulatory fees, and an increase of $1.5 million in personnel-related costs for employees in our research and development group.

Technology Research and Development

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$77,908	$23,427	$54,481	233%

The increase in Technology research and development expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $50.4 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $1.2 million in taxes related to the settlement of RSUs, and an increase of $2.8 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business.

Selling, General and Administrative

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$463,072	$71,189	$391,883	550%

The increase in Selling, general and administrative expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to $377.1 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $2.6 million in taxes related to the settlement of RSUs, and increases of $4.6 million in personnel-related costs, $1.2 million in software and tools costs, and $0.9 million in cloud storage costs.

Interest Income

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$1,718	$1,957	$(239)	-12%

The decrease in Interest income for the three months ended June 30, 2024, compared to the same period in 2023, was not material.

Interest Expense

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(13,295)	$(11,712)	$(1,583)	14%

The increase in Interest expense for the three months ended June 30, 2024, compared to the same period in 2023, was primarily driven by compounding interest on our Amended Note.

Other (Expense) Income, net

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other (expense) income, net	$(7,048)	$(766)	$(6,282)	820%

The change in Other (expense) income, net for the three months ended June 30, 2024, compared to the same period in 2023, was primarily driven by $3.7 million in expense related to unrealized losses on marketable equity securities, $3.0 million in expense related to the change in fair value of our warrant asset, and a $2.3 million expense for payments to holders of Series G-4 Preferred in an amount equal to 5% of the per share price for each share of Series G-4 preferred stock purchased by such holder, or the Series G-4 Special Payment. These increases in expense were offset by a $2.4 million increase in income related to the change in fair value of our warrant liability.

Provision for Income Taxes

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(95)	$(3)	$(92)	3067%

The increase in provision for income taxes for the three months ended June 30, 2024, compared to the same period in 2023, was not material.

Losses from Equity Method Investments

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$—	$(170)	$170	-100%

The decrease in losses from equity method investments for the three months ended June 30, 2024, compared to the same period in 2023, was due to the exhaustion of our investment in the joint venture we entered into in September 2020.

Comparison of the Six months Ended June 30, 2024 and 2023

Revenue

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$214,893	$173,982	$40,911	24%
Data and services	96,896	74,059	22,837	31%

Total Net Revenue	$311,789	$248,041	$63,748	26%

The increase in revenue for the six months ended June 30, 2024, compared to the same period in 2023, was due to increased volume and reimbursement of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in genomics revenue for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to an increase in the number of oncology NGS tests, which increased from approximately 103,700 tests for the six months ended June 30, 2023 to approximately 129,200 tests for the six months ended June 30, 2024. Also contributing to the increase was the release of $1.2 million for the six months ended June 30, 2024 on a revenue reserve recorded for risks of future reversal of consideration associated with certain government payers, as the risk period the reserve covered has begun to lapse, as compared to an increase of $4.5 million on the same reserve for the six months ended June 30, 2023.

Data and Services

The increase in Data and services revenue for the six months ended June 30, 2024, compared to the same period in 2023, was driven primarily by $20.1 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the six months ended June 30, 2024 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the six months ended June 30, 2023.

Cost and Operating Expenses

Cost of Revenues

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$121,159	$92,241	$28,918	31%
Cost of revenues, data and services	37,420	25,200	12,220	48%

Total	$158,579	$117,441	$41,138	35%

The increase in Cost of revenues for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $18.5 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, an increase of $6.9 million in material and service costs, $7.0 million in personnel costs, and $3.1 million in cloud expenses.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $11.3 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, an increase of $6.9 million in material and service costs, $6.2 million in personnel costs and $1.0 million in cloud expenses.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $7.2 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, as well as an increase of $2.1 million in cloud expenses.

Research and Development

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$92,365	$43,034	$49,331	115%

The increase in Research and development expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $42.2 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $1.6 million in validation and regulatory fees and $3.9 million in personnel-related costs for employees in our research and development group.

Technology Research and Development

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$104,975	$46,329	$58,646	127%

The increase in Technology research and development expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $50.4 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $1.2 million in taxes related to the settlement of RSUs, and an increase of $7.0 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business.

Selling, General and Administrative

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$542,636	$140,236	$402,400	287%

The increase in Selling, general and administrative expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to $377.1 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $2.6 million in taxes related to the settlement of RSUs, and increases of $7.2 million in personnel-related costs, $3.2 million in software and tools costs, and $4.4 million in cloud storage costs.

Interest Income

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$2,749	$4,381	$(1,632)	-37%

The decrease in Interest income for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to the interest rate decreases by the U.S. Federal Reserve.

Interest Expense

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(26,533)	$(20,903)	$(5,630)	27%

The increase in Interest expense for the six months ended June 30, 2024, compared to the same period in 2023, was primarily driven by compounding interest on our Amended Note and additional debt entered into under our Term Loan Facility in April and October 2023.

Other (Expense) Income, net

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other (expense) income, net	$(6,299)	$5,622	$(11,921)	-212%

The change in Other (expense) income, net for the six months ended June 30, 2024, compared to the same period in 2023, was primarily driven by a $7.7 million expense related to change in fair value of our warrant asset, a $4.8 million increase in expense related to the change in fair value of our warrant liability, and a $2.3 million expense for the Series G-4 Special Payment. These increases in expense were offset by $2.5 million in income related to gains on marketable equity securities.

Provision for income taxes

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(106)	$(9)	$(97)	1078%

The increase in provision for income taxes for the six months ended June 30, 2024, compared to the same period in 2023, was not material.

Losses from Equity Method Investments

	Six months ended June 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$—	$(301)	$301	-100%

The decrease in losses from equity method investments for the six months ended June 30, 2024, compared to the same period in 2023, was due to the exhaustion of our investment in the joint venture we entered into in September 2020.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, and (ix) the G-4 Special Payment. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for, or superior to, the related financial information prepared in accordance with GAAP. Some of these limitations are that adjusted EBITDA:

•	does not reflect interest income which increases cash available to us;

•	excludes depreciation and amortization expense, and although these are non-cash expenses, the asset being depreciated may have to be replaced in the future, increasing our cash requirements;

•	does not reflect provision for or benefit from income taxes that reduces cash available to us; and

•	excludes change in fair value of warrant liabilities, contingent consideration and warrant asset.

Because of these limitations, we consider, and you should consider, adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. A reconciliation of our adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to their most directly comparable GAAP financial measure.

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
	(in thousands)
Net loss	$(552,212)	$(55,832)	$(616,955)	$(110,209)
Interest income	(1,718)	(1,957)	(2,749)	(4,381)
Interest expense	13,295	11,712	26,533	20,903
Depreciation	6,415	5,194	12,684	10,254
Amortization	2,744	3,043	5,664	5,931
Provision for income taxes	95	3	106	9

EBITDA	$(531,381)	$(37,837)	$(574,717)	$(77,493)
Losses on equity method investments	—	170	—	301
Fair value changes(1)	4,870	700	4,280	(5,700)
Stock-based compensation expense	488,313	—	488,313	—
Employer payroll tax related to stock-based compensation	4,762	—	4,762	—
G-4 Special Payment	2,250	—	2,250	—

Adjusted EBITDA	$(31,186)	$(36,967)	$(75,112)	$(82,892)

(1)

Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, and indemnity-related holdback liabilities.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2024, we had an accumulated deficit of $2.1 billion.

We expect to incur additional operating losses in the near future and our operating expenses will increase as we continue to invest and develop new offerings, expand our sales organization, and increase our marketing efforts to drive market adoption of our tests. As demand for our tests continues to increase from physicians and biopharmaceutical companies, we anticipate that our capital expenditure requirements could also increase if we require additional laboratory capacity.

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, and sales of our products. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $479.7 million. In April 2024, we sold an aggregate of 3,489,981 shares of our Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million in a private placement to an accredited investor. In June 2024, we completed our IPO, which resulted in net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

Based on our current business plan, we believe our current cash and cash equivalents, marketable equity securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than twelve months from the date of this Quarterly Report on Form 10-Q. We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As we grow our revenue, our accounts receivable and inventory balances will increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

If our available cash and cash equivalents and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described elsewhere in this Quarterly Report on Form 10-Q, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities, or exercise of warrants may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations.

Term Loan Facility

On September 22, 2022, we entered into a Credit Agreement with Ares Capital Corporation, or Ares, for a senior secured loan, or Term Loan Facility, in the amount of $175 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. On April 25, 2023, we entered into an amendment to the Credit Agreement, which increased the aggregate principal amount of the Term Loan Facility by an additional $50 million, less original issue discount of $1.3 million, and increased the interest rate on the Term Loan Facility by 25 basis points. On October 11, 2023, we entered into a second amendment to the Credit Agreement, which increased the aggregate principal amount of the Term Loan Facility by an additional $35 million, less original issue discount of $0.9 million. Terms of the second amendment are consistent with those of the first amendment. Interest on the Term Loan Facility is payable as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the paid-in-kind interest rate will be 3.25%. The proceeds of the Term Loan Facility will be used for working capital and general corporate purposes, including to finance growth initiatives and to pay for operating expenses. The Term Loan Facility is due at maturity on September 22, 2027 and is subject to quarterly interest payments. All obligations under the Term Loan Facility are guaranteed by us and secured by substantially all of our assets. We have the right at any time and from time to time to prepay any Term Loan Facility in whole or in part.

The Term Loan Facility contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve-month period ending on the last day of each fiscal quarter. Minimum consolidated revenues increase each quarter. For the years ended December 31, 2024 and 2025, we are required to generate consolidated revenues of $459.1 million and $594.1 million, respectively. We were in compliance with the covenants of the Credit Agreement as of June 30, 2024.

Convertible Promissory Note

On June 22, 2020, in connection with our entry into an agreement for use of Google LLC’s, or Google’s, Google Cloud Platform, we issued Google a convertible promissory note, or the Note, in the original principal amount of $330.0 million. On November 19, 2020, in connection with our Series G-2 convertible preferred stock financing, we issued Google $80 million of our Series G-2 preferred stock, at a 10% discount to the purchase price per share in such financing, in partial satisfaction of the outstanding principal amount under the Note, and we amended and restated the terms of the Note.

The amended and restated Note, or the Amended Note, has a principal amount of $250.0 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by us. We account for the principal reductions as an offset to our cloud and compute spend within selling, general and administrative expense in our condensed consolidated statements of operations and comprehensive loss. The outstanding principal and accrued interest under the Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) March 22, 2026, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by us of our Google Cloud Platform agreement. We generally may not prepay the Outstanding Amount, except that we may, at our option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

If the Amended Note is outstanding at the maturity date, Google may, at its option, convert the then outstanding principal amount and interest accrued under the Amended Note into a number of shares of our Class A common stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty day period ending immediately prior to the maturity date.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(198,458)	$(121,087)
Net cash provided by (used in) investing activities	$8,982	$(18,775)
Net cash provided by financing activities	$502,631	$39,180

Operating Activities

Cash used in operating activities during the six months ended June 30, 2024 was $198.5 million, which resulted from a net loss of $617.0 million and a net change in our operating assets and liabilities of $103.8 million, offset by non-cash charges of $522.3 million. Non-cash charges primarily consisted of $18.3 million of depreciation and amortization, $3.3 million of non-cash operating lease costs, a decrease in the fair value of the warrant asset of $7.7 million, and stock-based compensation of $488.3 million. The net change in our operating assets and liabilities was primarily the result of decreases in accounts payable and deferred revenue of $33.4 million and $28.7 million, respectively, and a $24.0 million increase in accounts receivable.

Cash used in operating activities during the six months ended June 30, 2023 was $121.1 million, which resulted from a net loss of $110.2 million and a net change in our operating assets and liabilities of $38.5 million, offset by non-cash charges of $27.6 million. Non-cash charges primarily consisted of $16.2 million of depreciation and amortization, $3.4 million of non-cash operating lease costs, amortization of the warrant contract asset of $3.3 million, $7.4 million of impairment of intangible assets, and a decrease in the fair value of the warrant liability of $5.7 million. The net change in our operating assets and liabilities was primarily the result of a $6.9 million increase in accounts receivable, and a $20.0 million decrease in deferred revenue.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2024 was $9.0 million, which was the result of proceeds from the sale of marketable equity securities of $23.1 million, offset by purchases of property and equipment of $14.1 million.

Cash used in investing activities during the six months ended June 30, 2023 was $18.8 million, which was the result of purchases of property and equipment of $15.9 million, which related primarily to the expansion of our Chicago office for additional laboratory space.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $502.6 million, which was the result of proceeds from the issuance of common stock in connection with our IPO, net of underwriting discounts and commissions of $382.0 million, and the issuance of Series G-5 Preferred Stock of $199.8 million, offset by $69.9 million of taxes paid related to the net settlement of a portion of the RSUs outstanding as of June 30, 2024 for which the service-based vesting condition was satisfied before June 14, 2024 and for which the performance-based vesting condition was satisfied in connection with the IPO, or the RSU Net Settlement.

Cash provided by financing activities during the six months ended June 30, 2023 was $39.2 million, which was primarily due to proceeds from long-term debt, net of original issue discount of $48.8 million.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We have prepared our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the condensed consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as described in the Final Prospectus, except as described below.

Stock-Based Compensation

We recognize compensation expense for equity awards based on the grant-date fair value on a straight-line basis over the remaining requisite service period for the award. For those awards with a market condition, we utilize a Monte Carlo simulation model to estimate the fair value of the restricted stock units.

We issue RSUs to certain of our employees. The general terms of the RSUs issued under our 2015 Plan require both a service and performance condition to be satisfied prior to vesting. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition is satisfied upon a liquidity event, which occurred when we completed our IPO in June 2024, and resulted in recognition of stock-based compensation expense of $488.3 million during the three and six months ended June 30, 2024.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Emerging Growth Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, our company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $479.7 million held primarily in cash deposits and money market funds.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through June 30, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of June 30, 2024 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation Risk

We are also exposed to inflation risk and inflationary factors, such as increases in raw material and overhead costs, which could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of revenue.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, including commercial claims from customers and vendors, potential lawsuits seeking damages and/or injunctive relief, employment disputes, subpoenas, government investigations, regulatory or administrative proceedings, and other types of matters arising from the normal course of business activities. We may also initiate such proceedings against various third parties. Defending against and pursuing such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. Except as described below, we believe there are currently no pending legal proceedings to which we or our property are subject that could have a material adverse effect on our financial position, results of operations or cash flows.

On May 19, 2022, we received a subpoena from the Office of the Ohio Attorney General. The subpoena required production of certain billing and patient records associated with nine Ohio Medicaid patients who received our clinical diagnostic tests between 2019 and 2022. We provided responsive documents in June 2022 and have not received additional inquiry from the Ohio Attorney General’s office since that time.

Similarly, on March 4, 2024, we received a Civil Investigative Demand, or CID, from the U.S. Attorney’s Office for the Eastern District of New York. The CID requested documents and other information related to our compliance with the False Claims Act, the Anti-Kickback statute, and, in particular, 42 C.F.R. § 414.510(b), which is commonly referred to as the Medicare 14-Day or Date of Service Rule. We provided an initial production on April 4, 2024, and have produced additional responsive documents on a rolling basis since that time. While we believe its programs and payments comply with the Anti-Kickback statute, no assurance can be given as to the timing or outcome of the government’s investigation, or that it will not result in a material adverse effect on our business. In addition, we have received requests for medical records and billing information from certain Unified Program Integrity Coordinators or other third parties working on the government’s behalf regarding clinical diagnostic services provided by Tempus to patients enrolled in the Medicare and Medicaid programs. We have responded to all such requests for information.

On June 11, 2024, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor, and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees.

We assess legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•	We have incurred significant losses since inception, we may continue to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

•	Our current or future products may not achieve or maintain sufficient commercial market acceptance.

•

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•	The success of our business depends on our continued access to, and ability to monetize, de-identified patient data.

•	Our limited operating history and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

•	We may need to raise additional capital to fund our existing operations, develop our Platform, commercialize new products or expand our operations.

•	Our AI Applications product line is nascent.

•

Our diagnostic products, or our competitors’ diagnostic products, could have defects or errors or otherwise fail to meet the expectations of patients, physicians and third-party payers; in such cases our operating results, reputation and business could suffer.

•

If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, or reverse or change their policies related to our tests, our business, financial condition and results of operations will be negatively affected.

•	If we are unable to obtain or maintain adequate reimbursement for our Genomics product line outside of the United States, our ability to expand internationally will be compromised.

•	Labor relations matters could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

•	We use AI in our products and services which may result in operational challenges, legal liability, reputational concerns and competitive risks.

•	If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or to achieve and then sustain profitability.

•	The industries in which we operate are subject to rapid change, which could make our Platform, our current products and any future products we may develop obsolete.

•	Our existing and any future debt may affect our flexibility in operating and developing our business and our ability to satisfy our obligations.

•

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.

•	International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

•

Our collection, processing, use and disclosure of personally identifiable information, including patient and employee information, is subject to privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information in our possession could result in significant liability or reputational harm.

•

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our business, financial condition and results of operations.

•	Certain of our tests are currently marketed as LDTs, and future changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.

•

If we are unable to obtain, maintain and enforce sufficient intellectual property protection for our Platform and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

•

We are and may in the future become involved in litigation and other legal proceedings alleging that we are infringing, misappropriating or otherwise violating third-party intellectual property rights, or asserting our intellectual property rights, which could be time-intensive and costly and may adversely affect our business, financial condition and results of operations.

•

We may acquire businesses, form joint ventures or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.

•

We are highly dependent on the services of Eric Lefkofksy and other members of our senior management team and the loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, sales representatives and business development managers could adversely affect our business, financial condition and results of operations.

•

Cyber-based attacks, security breaches, loss of data and other disruptions in relation to our information systems and computer networks could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.

•

The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, Founder and Chairman, which will limit your ability to influence the outcome of important decisions.

•

We incurred substantial tax withholding and remittance obligations in conjunction with our IPO and anticipate incurring additional substantial federal and state tax withholding and remittance obligations in connection with the continuing settlement of RSUs that vested in connection with the offering. The manner in which we fund these tax liabilities may have an adverse effect on our financial condition.

•	Our stock price may be volatile, and the value of our Class A common stock may decline.

•

We previously identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

•

We depend on information technology systems, including on-premises, co-located and third-party data centers and platforms, and any interruptions of service or failures may impair and harm our business, financial condition and results of operations.

Risks Related to Our Business and Strategy

We have incurred significant losses since inception, we may continue to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the years ended December 31, 2023 and 2022, and the six months ended June 30, 2024 and 2023, we incurred net losses of $214.1 million, $289.8 million, $617.0 million and $110.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $2.1 billion. To date, we have financed our operations principally from the sale of stock and convertible securities, and revenue from our Genomics and Data businesses. We have devoted substantially all of our resources to the development and commercialization of our Platform and current products and to research and development activities related to Platform development and future products, including regulatory initiatives to obtain marketing approval or certification for our diagnostic tests, and sales and marketing activities for our Genomics and Data businesses. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time.

Our current or future products may not achieve or maintain sufficient commercial market acceptance.

We believe our commercial success is dependent upon our ability to continue to successfully market and sell our current Genomic diagnostics products to continue to grow our Data business by expanding our current relationships and developing new relationships with clinicians and pharmaceutical and biotechnology customers, and to develop and commercialize new products based on our Platform, including by expanding our Genomics product line to new disease areas and by advancing our existing and future AI Applications. Our ability to achieve and maintain sufficient commercial market acceptance of our existing and future products will depend on a number of factors, including:

•	our ability to increase awareness of our Genomics and AI Applications diagnostic tests and other AI Applications, including new product offerings as they become available;

•	the rate of adoption and/or endorsement of our Genomics and AI Applications diagnostic tests and AI Applications by clinicians, pharmaceutical and biotechnology companies, KOLs, and advocacy groups;

•

the timing and scope of obtaining any necessary approvals or certification by regulatory authorities, including the FDA, for our diagnostic tests, any software offerings, AI Applications, or any features of our Platform, in each case, that may be subject to regulatory oversight;

•	our ability to obtain positive coverage decisions for our tests from additional commercial payers and to broaden the scope of indications included in such coverage decisions;

•	our ability to obtain reimbursement and expanded coverage from government payers, including Medicare or comparable foreign programs;

•	our ability to increase demand for our Data business, including by expanding our database of de- identified patient information and increasing the utility of our product offerings;

•	our ability to successfully expand beyond oncology into neuropsychiatry, cardiology, radiology, and other indications;

•	our ability to build and maintain robust data sets with respect to patient populations in geographic regions that we may seek to enter in the future;

•	the impact of our investments in Platform development, product innovation and commercial growth;

•	public perception of our products, those of our competitors and the industry in which we operate, including our ability to avoid adverse publicity from defects or errors; and

•	our ability to further validate our Platform through clinical research and accompanying publications.

We cannot assure that we will be successful in addressing each of these criteria or other criteria that might affect the market acceptance of our products. If we are unsuccessful in achieving and maintaining sufficient market acceptance of our products, our business, financial condition and results of operations will suffer.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Because we plan to operate our business with a long-term focus, these fluctuations may be more pronounced than those experienced by other companies that operate with a shorter- term focus. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•

the timing and cost of, and level of investment in, research, development, regulatory approval or certification and commercialization activities relating to our Platform and products, which may change from time to time;

•	the volume and customer mix of our Genomics and AI Applications diagnostic testing, AI Applications, and other products;

•	the start and completion of projects in which our Data and Services products are utilized;

•	the introduction of new products or product enhancements by us or others in our industry;

•	coverage and reimbursement policies with respect to our products and products that compete with our products;

•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;

•

changes in governmental regulations, including with respect to privacy and data security and medical device regulation, and our compliance therewith, or in the status of our regulatory approvals, certifications or applications;

•	future accounting pronouncements or changes in our accounting policies;

•	developments or disruptions in the business and operations of our clinical, commercial and other partners;

•

the impact of natural disasters, political and economic instability, including wars (such as the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), terrorism, and political unrest, epidemics or pandemics, boycotts, curtailment of trade and other business restrictions; and

•

general market conditions, including high and rising inflation rates, high interest rates, government bank closures, liquidity concerns at other financial institutions, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Additionally, it is difficult to predict the amounts, if any, we will be able to collect for our diagnostic tests from commercial payers. We are a participating network provider in a small number of commercial payers from whom we receive reimbursement for our diagnostic tests. Payers determine the amount they are willing to reimburse us for tests. We have provided testing to patients with many disease types and indications, most of the time as a non-participating provider. Even when payers have paid a claim, they may elect at any time to review previously paid claims for overpayment against these claims. While we have not experienced significant retroactive adjustments to date, in the event of an overpayment determination, the payer may offset the amount they determine they overpaid against amounts they owe us on current claims. We have limited leverage to dispute these retroactive adjustments and we cannot predict when, or how often, a payer might engage in these reviews. A significant amount of these offsets by one or more payers in any given quarter could have a material effect on our results of operations and cause them to fall below expectations or guidance we may provide. Due to the inherent variability and unpredictability of the reimbursement landscape, including related to the amount that payers reimburse us for any of our tests, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly.

In addition, the demand for our Genomics and Data and Services products will depend in part upon the research and development and clinical budgets of pharmaceutical and biotechnology customers, which are impacted by factors beyond our control, such as:

•	changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;

•

macroeconomic conditions (including any impact of unforeseen events such as the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), the political climate and the impact of public health emergencies such as the COVID-19 pandemic, high and rising inflation rates, high interest rates, government closures of banks and liquidity concerns at other financial institutions;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	competitor products or pricing;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of relatively new products.

Our operating results may fluctuate significantly due to reductions and delays in research and development or clinical expenditures by these customers. Further, many of our data licensing agreements allow us to deliver data to our customers over a period of time, which can span a year or longer. Revenue pursuant to our data licensing agreements is recognized upon delivery of the data to the customer, upon completion of performance obligations for related services, or ratably over time in the case of subscriptions. The actual timing of data deliveries can be based on a variety of factors, including, but not limited to, the customer’s requirements and/or our technological, operational, and human capital capacity; in addition, management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

The success of our business depends on our continued access to, and ability to monetize, de-identified patient data.

Our business relies on our ability to obtain, process, monetize and distribute highly regulated data in the healthcare industry, in a manner that complies with applicable laws, regulations and contractual and technological restrictions. The data that we collect through the provision of Genomics tests and through other sources is critical to our ability to offer our Data and AI Applications products and services. Our Platform also includes proprietary software and dedicated data pipelines that create a network of healthcare institutions that supply us with complex multimodal data. Further, we rely on certain collaborations and licensing agreements to access important data. The success of our business depends on our continued access to, and ability to monetize, this internal and external de-identified patient data. As we seek to expand our business into additional disease areas and geographies, we will also need to be successful in building and maintaining sufficiently large relevant data sets and obtaining the permissions necessary to de-identify and use that data for commercial purposes.

Our ability to maintain, expand and monetize our datasets are subject to a number of factors, many of which are outside of our control. With respect to data included in our Data and AI Applications products, we rely on a combination of the statutory rights available to us as a HIPAA covered entity and as a HIPAA business associate. As a HIPAA covered entity, we utilize data generated through our provision of Genomic tests. As a HIPAA business associate, we may rely on healthcare providers to obtain the requisite consents from their patients, with whom we may have no direct contact, to use the de-identified data that we generate in the provision of our other offerings to the providers, or that we generate from the protected health information, or PHI, we obtain from providers. More broadly, the failure by us or our data suppliers and processors to obtain patient data in a compliant manner could have a harmful effect on our ability to use and disclose data which in turn could impair our functions and operations, including our ability to share data with third parties or incorporate it into our products. In addition, the use, processing and distribution of patient data may require us or our data suppliers and processors to obtain consent from third parties or follow additional laws, regulations or contractual and technological restrictions that apply to the healthcare industry. These requirements could interfere with our ability to deploy our products, prevent creation of new products, or otherwise limit data-driven activities that benefit us. Moreover, due to lack of valid notice, sufficient consents or waiver, we may be subject to claims or liability for use or disclosure of data or other information.

We are also dependent on the healthcare institutions within our network continuing to provide us with broad access to data to multimodal data to support the robustness of our Genomics tests and other offerings, as well as on maintaining our collaborations with ASCO, ONCare Alliance and similar organizations, and entering into similar collaborations with other organizations in the future, particularly as we attempt to expand into other disease areas. These third parties may have interests that diverge from our interests, including a desire to monetize their data in different ways, and there can be no assurance that we will be successful in maintaining and growing our datasets. Further, our arrangements with some of these third parties are not exclusive, which could allow such parties to provide data to our competitors, thereby adversely impacting our ability to offer differentiated products and services. Our practice of making available to providers the raw data from our Genomics testing along with corresponding clinical data we may have structured as part of providing testing also may allow those providers to use data in ways that may be harmful to our business interests.

The use, processing and distribution of patient data is also the subject of complex, interconnected and frequently changing laws and regulations in the United States and globally. We have policies and procedures in place to address the proper handling and use of data, but could face claims that our practices are insufficient, or occur in a manner not permitted under applicable laws or our agreements with or obligations to data providers, patients or other third parties. These claims or liabilities and other failures to comply with applicable requirements could subject us to unexpected costs and adversely affect our business, financial condition and results of operations. Further, any actual or perceived failure to comply with applicable privacy and data security laws could have an adverse impact on the willingness of the third parties on whom we rely for access to data to continue to provide us with such data.

The continued adoption of our products and services is dependent on a number of factors, many of which are interrelated.

Our ability to execute our growth strategy and become profitable is highly dependent on a number of factors, many of which are interrelated.

Continued adoption and use of our Genomics product line will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that support the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many clinicians, hospital systems and pharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for healthcare providers to switch diagnostic tests for their patients, and our tests may not be widely accepted by physicians, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, financial condition and results of operations would be materially and adversely affected. We are also particularly dependent on our oncology tests, which accounted for 46% and 63% of our revenue in the years ended December 31, 2022 and 2023, respectively. We cannot assure that our oncology tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business, financial condition and results of operations.

Continued adoption of and use of our Data and Services products will depend, in part, on our ability to maintain relationships and to enter into new relationships with pharmaceutical and biotechnology customers and provide relevant data to such customers for outcomes research, companion diagnostic development, novel target discovery and validation, among other uses. This can be difficult due to many factors, including the type of data required and our ability to deliver it to our pharmaceutical and biotechnology customers’ satisfaction. Our pharmaceutical and biotechnology customers may decide to decrease or discontinue their use of our Insights product due to changes in their research and product development plans, failures in their clinical trials, financial constraints, or other circumstances outside of our control. Furthermore, pharmaceutical and biotechnology companies may decline to do business with us or decrease or discontinue their use of our data due to a strategic collaboration with any of our competitors. We invest resources in seeking to develop relationships with pharmaceutical and biotechnology companies regarding potential commercial opportunities on an ongoing basis. There can be no assurance that any of this investment will result in a commercial agreement, that the resulting relationship will be successful, or that the data we provide as part of the engagement will produce successful outcomes. If we cannot maintain our current relationships, or enter into new relationships, with pharmaceutical and biotechnology companies, our product development could be delayed and revenue and results of operations could be adversely affected.

The scope and robustness of the Data and Services and AI Applications products that we can offer our customers also depend significantly on the continued success of our Genomics product line, as the data that we collect through genomic testing is an essential component of our Data and Services and AI Applications products. Further, we believe that growth in the use of our Data and Services products will help drive awareness and adoption of our Genomics product line, which in turn will drive further growth within our Data and Services and AI Applications product lines. However, there can be no assurance that we will realize these synergies.

Our limited operating history and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We were founded in 2015 and have experienced rapid growth in revenue, adoption of our products and services, testing volume, size of our datasets, clinical trial matches and other metrics that we believe are important to assessing our business. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has evolved, and we expect it to continue to evolve, over time to remain competitive. Our limited operating history, evolving business, rapid growth and ambitious goals make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and may increase the risk that we will not continue to grow at or near historical rates. Further, these factors may make it difficult for us to achieve our stated milestones and goals, and to accurately project the future performance of our business. For example, we may never realize the potential benefits of our technology as contemplated elsewhere in this Quarterly Report on Form 10-Q.

If we fail to address the risks and difficulties that we face, including those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We may need to raise additional capital to fund our existing operations, develop our Platform, commercialize new products or expand our operations.

We may need to raise additional capital in the future to expand our business, meet existing obligations, pursue acquisitions or strategic investments, or take advantage of financing opportunities or for other reasons, including to:

•	increase our sales and marketing efforts to drive market adoption of our current products and services, and address competitive developments;

•	fund development and marketing efforts of our products under development or any other future products we may develop;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth and favorable gross profits;

•	our rate of progress in establishing payer coverage and reimbursement arrangements with domestic and international commercial payers and government payers;

•	the cost of expanding our laboratory operations and product offerings, including our sales and marketing efforts;

•

our rate of progress in, and costs of our sales and marketing activities associated with, establishing adoption of and reimbursement for our current products, including our diagnostic tests and our data analytics products;

•	the rate at which we choose to advance, rate of progress in, and costs of our research and development activities associated with, products in development;

•	the effect of competing technological and market developments;

•	costs related to our international expansion; and

•	the potential costs of and delays in product development as a result of any existing or new regulatory oversight applicable to our products.

We have no committed sources of capital. We may seek to sell equity or convertible securities, enter into a credit facility or another form of third-party funding, or seek other debt financing. The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity or convertible securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our Platform or products or grant licenses on terms that are not favorable to us. These alternatives of raising additional capital may not be available to us on acceptable or commercially reasonable terms, if at all, or in amounts sufficient to meet our needs. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations and could contribute to negative market perceptions about us or our securities.

Our AI Applications product line is nascent.

We have limited commercialized algorithms within our AI Applications product line. Revenue generated from AI Applications is reported within our Data and Services product line and was $5.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, $2.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively and $3.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, which represents less than 1.5% of our total revenue in each period. We have a number of additional Algos in development and we may not be successful in developing and commercializing these or future Algos, or in attaining our other development targets. Further, the scope and robustness of the AI Applications that we can offer our customers depend significantly on the continued success of our Genomics product line and access to third-party data, of which there can be no assurance. We also cannot accurately estimate how our future AI Applications will be priced, whether reimbursement can be obtained or whether we will generate any revenue from such AI Applications. Further, the use of diagnostics that are entirely algorithmic in nature is novel and today represents only a small proportion of the diagnostics market. The use of algorithmic diagnostics may also be subject to existing and entirely new regulations that may substantially impact their adoption, use, reimbursement and ongoing viability. While we believe AI Applications represent a significant long-term opportunity for us, there can be no assurances that a robust and sustained market for such diagnostics will develop or that we will successfully compete in any such market.

New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.

Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of such products on a timely basis, or at all.

Before we can commercialize any new Genomics or AI Applications diagnostic products, we will need to expend significant funds in order to:

•	conduct substantial research and development, including validation studies and, in some cases, clinical trials;

•	further develop and scale our laboratory or algorithmic processes to accommodate diagnostic tests in additional disease areas; and

•	further develop and scale our infrastructure to be able to analyze increasingly large amounts of data.

Our diagnostic product development process involves a high degree of risk, and product development efforts may fail for many reasons, including:

•	failure of the diagnostic product to perform as expected, including defects and errors;

•	lack of validation data or validation activities that subsequently may be challenged or questioned; or

•	failure to demonstrate the clinical utility of the diagnostic test.

Expanding the offerings of our Data business is also a speculative and risky endeavor and may require us to:

•	acquire additional access to patient healthcare information that is relevant to the products we offer;

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to areas with higher growth prospects; and

•	anticipate and respond to our competitors’ development of new products and technological innovations.

Our Platform development plan involves using data and analytical insights generated from our current products to foster research and development in our future products. However, if we are unable to generate additional or compatible data and insights, then we may not be able to advance our products under development as quickly, or at all, or without significant additional investment.

As we develop our products, we have made and will have to make significant investments in Platform development, marketing and selling resources, which could adversely affect our future cash flows. We may also rely on third parties to develop new products that we may license and include in our overall offering, particularly with respect to our AI Applications business, and we may exert limited or no control over such development efforts.

In addition, in our development and commercialization plans for our business lines, we may forego other opportunities that may provide greater revenue or be more profitable. For example, while we expect to provide diagnostic and data technologies to pharmaceutical and biotechnology companies (including companies in which our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, or our other executive officers, directors or significant stockholders may have significant or controlling voting and economic interests) developing therapeutics for various diseases, including cancers, we do not currently expect to conduct development of therapeutics ourselves. As a result, even if our development efforts result in commercially viable products, our business and results of operations could underperform in comparison to our customers and competitors.

We may not be successful in updating or otherwise enhancing our Platform and products.

We have developed multiple genomics diagnostics tests across oncology, infectious diseases, and neuropsychiatry, as well as algorithmic diagnostic tests across oncology and cardiology. A major part of our strategy is bringing new high-value enhancements to our customers through updates to our Platform and existing products, which may include expanding our existing products with additional features, applications and data modalities. We expect to make significant investments to advance these efforts.

Enhancing our Platform and products is a speculative and risky endeavor. Features, applications and data modalities that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or utility. We may need to alter our products in development and repeat studies before we identify a potentially successful update. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. Even if we confirm that our products can be successfully updated for additional features, applications and data modalities, those features, applications and data modalities may be limited in scope to only some diseases, disease segments, patient markets or geographies. If, after development, an updated product appears successful, we may, depending on the nature of the update, need to obtain FDA’s, Notified Bodies’ and other regulatory bodies’ clearances, authorizations, certifications or approvals before we can market the updated product.

The FDA’s and Notified Bodies’ clearance, authorization, approval or certification pathways are likely to require significant time and expenditures. The FDA, or other applicable regulatory authority or Notified Bodies may not clear, authorize, certify or approve any product update we develop and may even change the applicable regulations or the application of those regulations in ways that would impact our existing products or services, including our Platform. Even if we develop a product update that receives regulatory clearance, certification, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market the updated product, which may never achieve significant market acceptance among various stakeholders and be commercially successful.

In addition, we generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop Platform and product enhancements based on technological innovation on a timely basis, our Platform and products may become obsolete over time and our financial and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to areas with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

•	successfully develop and commercialize new technologies and applications in a timely manner; and

•	convince customers to adopt new technologies and applications.

The expenses or losses associated with unsuccessful expansion of our Platform could adversely affect our business, financial condition and results of operations.

If we are not successful in leveraging our Platform to identify, develop and commercialize additional genomic and algorithmic tests, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to leverage our Platform to identify, develop and potentially commercialize genomic and algorithmic tests beyond our current portfolio to diagnose various types of diseases. Identifying new genomic and algorithmic tests requires substantial technical, financial and human resources, whether or not any genomic or algorithmic tests are ultimately developed and commercialized. We may pursue what we believe is a promising opportunity to leverage our Platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual genomic or algorithmic tests have limitations that were previously unknown or underappreciated.

Our strategy of pursuing the value of our Platform to develop genomic and algorithmic tests over a long time horizon and across a broad array of human diseases may not be effective. In the event that material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations, and we may never realize what we believe is the potential of our Platform for developing and commercializing genomic and algorithmic tests.

If our existing and new products fail to achieve and sustain sufficient scientific acceptance, we will not generate expected revenue and our prospects may be harmed.

The life sciences scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer- reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. Mentions in peer- reviewed journal publications is a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly in recent years. As of December 31, 2023, our products have been mentioned in 117 peer-reviewed articles published in major journals, including 87 that were Tempus-authored. We cannot assure investors, however, that our products will continue to be mentioned in peer-reviewed articles with any frequency or that any new products that we introduce in the future will be mentioned in peer-reviewed articles. In addition, self-authored journal publications that mention our products may present an actual, potential or perceived conflict of interest and, therefore, the number of publications in which our products are mentioned may not be indicative of the level of acceptance of our products. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results. Any decrease in the frequency at which our products are mentioned in peer reviewed journals, or a decline in the quality of such publications, may negatively impact our prospects.

Our diagnostic products, or our competitors’ diagnostic products, could have defects or errors or otherwise fail to meet the expectations of patients, physicians and third-party payers; in such cases our operating results, reputation and business could suffer.

The success of our Genomics and AI Applications products depends in part on patients’, physicians’ and third-party payers’ confidence that our Platform can provide reliable, high-quality intelligent diagnostics that will improve clinical outcomes and lower healthcare costs, as well as our ability to comply with applicable privacy and data security requirements. We believe that patients, physicians and third-party payers are likely to be particularly sensitive to our use of data, as well as product defects and errors in the use of our products, including if our products fail to detect genomic alterations or other clinical relevant information with high accuracy from samples, if we fail to list or inaccurately include certain treatment options and available clinical trials in our test reports, or if we fail to comply with applicable privacy and data security laws, and there can be no guarantee that we will be successful in this regard. Furthermore, if our competitors’ diagnostic products do not perform to expectations or if they fail to comply with applicable laws and regulations, it may result in lower confidence in us as well. As a result, the failure of our diagnostic products or our competitors’ diagnostic products to perform as expected, or failure by us or our competitors to comply with applicable laws and regulations, could significantly impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any such failures, including claims that defects or errors in our diagnostic products led to injury or death. Confidence in us, as well as the strength of our brand and reputation, could also be eroded by perceived failures by us or our competitors, even absent any evidence of failure or wrongdoing.

If we are unable to support demand for our current and future Genomics product line, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage our anticipated growth, our business could suffer.

As the volume of our Genomics product line sales grows, we will need to continue to increase our workflow capacity for sample intake, customer service, billing and general process improvements, expand our internal quality assurance program and extend our Platform to support comprehensive genomic analysis at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our Genomics tests. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There can be no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, if at all, or that we will have adequate space in our laboratory facility or be able to secure additional facility space to accommodate such required expansion.

As we commercialize additional Genomics products, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

Our ability to attract and retain candidates to support the expansion of our Genomics and other products may be influenced by factors outside our control, or factors that we can control but which we fail to execute. For example, global labor shortages, our compensation and benefits offerings, attempts at unionization by our employees, and other factors may impact our ability to recruit, hire, train, and retain employees, which will further impact our ability to meet our growth and expansion goals.

In addition, our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain and could be demanding, and failure to complete this in a timely and efficient manner could adversely affect our business, financial condition and results of operations.

If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, or reverse or change their policies related to our tests, our business, financial condition and results of operations will be negatively affected.

As of December 31, 2023, we had received payment on approximately 50% of our clinical oncology next generation sequencing, or NGS, tests across all payers performed from January 1, 2021 through December 31, 2022. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2023. For the years ended December 31, 2022 and 2023, our average reimbursement for NGS tests in oncology was approximately $916 and $1,452, respectively. In addition, we receive a substantial portion of our diagnostic revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. We also receive reimbursement from Medicare for claims submitted with respect to our various diagnostic tests. Approximately 28% and 26% of our clinical tests were for Medicare beneficiaries in the years ended December 31, 2022 and 2023, respectively. Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests.

In addition, because our Genomics and AI Applications diagnostic tests represent new approaches to the diagnosis of diseases, we cannot accurately estimate how they would be priced, whether reimbursement could be obtained or any potential revenue generated. Coverage determinations by a payer may depend on a number of factors, including but not limited to a payer’s determination that a test is appropriate, medically necessary or cost-effective. If we are unable to provide payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, may provide limited coverage or may terminate coverage, which will adversely affect our business, financial condition and results of operations. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests may decrease as we encounter pricing pressure from our competitors or as payers decide based on other factors to lower the reimbursement rate for our tests.

Each payer makes its own decision as to whether to provide coverage for our tests, whether to enter into a contract with us and the reimbursement rate for a test. Negotiating with payers is time-consuming, and payers often insist on their standard form contracts, which may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us. There can be no guarantee that a payer will provide adequate coverage or reimbursement for our tests or that we can reach an agreement with the payer on reasonable terms without being subject to additional regulatory and compliance risks. In cases where there is no coverage, or we do not have a contracted rate for reimbursement with the payer, the patient is typically responsible for a greater share of the cost of the test, which may result in delay of revenue, increase collection costs or decrease the likelihood of collection. We maintain a financial assistance program under which we assess patient financial need and offer discounted or no-cost tests to certain patients who meet the financial and other eligibility criteria of the program. This may result in scrutiny by payers of our financial assistance program and could result in recoupment actions or termination of coverage of our tests.

Our claims for reimbursement have in the past been denied and may again in the future be denied, and we have needed, and again may need, to appeal such denials in order to get paid. Such appeals may not result in payment. Payers may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the payers believe the funds were paid in error or determine that our tests were medically unnecessary. If a payer’s audit of our claims results in a negative finding, and we are unable to reverse the finding through appeal, any subsequent recoupment could result in a material adverse effect on our revenue. Additionally, in some cases commercial payers for whom we are not a participating provider may elect at any time to review claims previously paid and determine the amount they paid was excessive. In these situations, the payer typically notifies us of its decision and then offsets the amount it determines to be overpaid against amounts it owes us on current claims. We do not have a mechanism to dispute these retroactive adjustments, and we cannot predict when, or how often, a payer might engage in these reviews, as historic success and payments are not indicative of future success of and payments from such appeals.

Our efforts to become a participating provider of a number of commercial payers may not be successful. When we contract with a payer as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained.

Although we are a participating provider with several commercial payers, some large commercial payers have issued non-coverage policies that consider tissue and liquid comprehensive genomic profile testing, including certain of our Genomics tests, as experimental or investigational. If we are not successful in obtaining coverage from such payers, or if other payers issue similar non-coverage policies, our business, financial condition and results of operations could be materially and adversely affected.

Coverage and reimbursement are ever changing, and we are not in control of how our competitors’ coverage and pricing strategies are established. Some of our competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that payers and healthcare professionals could view as functionally equivalent to our products, which could force us to lower the list price of our tests and impact our operating margins and our ability to achieve and maintain profitability. Payers may compare our products to our competitors and utilize them as precedents, which may impact our coverage and reimbursement. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more effective than ours may enable other clinical laboratories, hospitals, medical personnel or medical providers to provide specialized diagnostic tests similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible.

In the United States, many significant decisions about reimbursement for new diagnostics are made by the Centers for Medicare & Medicaid Services, or CMS, which makes a national coverage determination, or NCD, as to whether and to what extent a new diagnostic will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors, or MACs, which may make a local coverage determination, or LCD, with respect to coverage and reimbursement. Private payers tend to follow Medicare to a substantial degree. During the year ended December 31, 2023, Medicare claims represented 26% of our clinical testing volume. Given we operate laboratories in multiple MACs and run both LDTs and an FDA-approved assay, the applicable reimbursement determination varies based on the assay being run and the locations where it is being processed. The rules and standards that CMS uses to determine reimbursement rates for our tests are frequently changing and subject to revision, which could have a material impact on our results.

For example, Medicare’s NCD for NGS first established in 2018 and subsequently updated in 2020, states that NGS oncology tests (such as our Tempus|xT and Tempus|xF tests), would be covered by Medicare nationally if and when: (1) performed in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. We believe that our xT CDX assay, which received FDA approval in April 2023, will meet the criteria for reimbursement under the NCD. The NGS NCD also states that each MAC may provide local coverage of other next-generation sequencing tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next-generation sequencing tests under the NGS NCD. An NGS test is typically not covered by Medicare when cancer patients do not have the above-noted indications for cancer under either an NCD or LCD.

National Government Services, Inc. is the local MAC that makes local coverage determinations, or LCDs, for tests conducted at our Chicago laboratory. The Local MAC has issued two LCDs related to genetic testing in cancer, each of which currently requires claims to be submitted under a single current procedural terminology, or CPT, code that describes the test. Because no CPT code comprehensively describes our NGS oncology tests, we have historically submitted claims using individual codes based on the cancer subtype profiled. On March 25, 2021, the Local MAC instructed us to submit our claims using a different designated CPT code and indicated that such claims would be individually reviewed. Subsequently, on July 23, 2021, the Local MAC issued revised instructions for CPT coding and further updated those instructions on July 29, 2021. Claims submitted under the March 2021 and July 2021 guidance were summarily denied and we have appealed those denials. The process is typically slow and costly, and multiple levels of appeal may be required for adjudication of outstanding claims.

On February 10, 2022, the Local MAC issued a revised LCD (L37810), and a corresponding Billing and Coding update (A56867). The increased scope of coverage provided for in the revised LCD will result in the CPT code they instructed us to begin billing in July 2021 being reimbursed at the prevailing Medicare rate for those tests which meet the revised coverage criteria. The modified LCD is effective April 1, 2022 and applies to genomic sequence analysis panel tests in the treatment of solid tumors, which primarily impacts our solid tumor assay, xT, given the modified scope of coverage in the revised LCD. We continue to monitor the impact the LCD has on the claims currently in the appeal process; however, the LCD has generally had a favorable impact on reimbursement for claims submitted after April 1, 2022.

Beginning January 1, 2023, a new CPT code went into effect covering full transcriptome testing when performed separately from DNA testing. Historically, our xT assay was actually comprised of two separate and distinct procedures, DNA and RNA. Given there was not an applicable CPT code for RNA, we did not bill that test. With the introduction of the new code, we now have two separate assays, one analyzing DNA – xT and one analyzing RNA – xR that are ordered and billed for separately. We requested that the Local MAC add the new CPT code to the LCD, which they did effective January 1, 2023.

Palmetto is the MAC jurisdiction that determines reimbursement for tests conducted at our Raleigh and Atlanta laboratories through the MolDx program. MolDx requires laboratories to complete a technical assessment process in order to secure reimbursement for tests run at labs in its jurisdiction. Upon receiving approval in the technical assessment process, assays are assigned a z-code and a price at which MolDx will reimburse claims. In conjunction with launching our Raleigh laboratory, we submitted a technical assessment for our xT assay in 2022 and our xF assay in 2023. We received approval on our xT assay in October 2023 and on our xF assay in March 2024.

In addition, pursuant to the regulations of CMS, we cannot bill Medicare directly for tests provided for Medicare beneficiaries in some situations. CMS adopted an exception to its laboratory date of service regulation, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, or its laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, our revenue could be materially reduced.

Furthermore, on September 27, 2023, the Centers for Medicare and Medicaid Services (CMS) published calendar year 2024 preliminary payment determinations for new and reconsidered codes on the Medicare clinical laboratory fee schedule (CLFS), including new codes that may apply to tests we offer through our Genomics business. In doing so, CMS rejected the recommendations from experts on the Clinical Diagnostic Laboratory Test (CDLT) Advisory Panel and recommended reimbursement rates for several new procedure codes describing genomic profiling tests that are substantially below our costs to perform them. Following a comment period, CMS revised its preliminary determination and assigned each of the new codes to gapfill – a process by which each of the individual MACs prices the codes and the resulting median price across the MACs becomes the price on the Medicare CLFS. We are currently participating in the gapfill process with the MACs with which we operate. On May 1, 2024, CMS posted the MAC-specific payment recommendations which indicated that the codes applicable to our tests would be reimbursed at the same or a higher level than they were previously reimbursed. These recommendations are currently open for public comment and CMS will publish the final MAC- specific amounts in September. If CMS ultimately prices the new codes at lower rates than they have previously reimbursed our tests at, such pricing decision may have a significant impact on our business, results of operations, financial condition and prospects. National Government Services, Inc. revised its coding guidance on February 5, 2024, informing laboratories that they should begin using the new molecular diagnostic CPT codes effective January 1, 2024 even though those codes are not priced because they are going through the gapfill process.

Some payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as us, of active laboratory benefit management by third parties is unclear, and we expect that it would have a negative impact on our revenue in the short term. Payers may resist reimbursement for our tests in favor of less expensive tests, require pre-authorization for our tests, or impose additional pricing pressure on and substantial administrative burden for reimbursement for our tests. We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve broad coverage and adequate contracted reimbursement with a majority of payers for our tests. However, we cannot predict whether, under what circumstances, or at what price levels payers will cover and reimburse our tests. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our business, financial condition and results of operations could suffer.

If we are unable to obtain or maintain adequate reimbursement for our Genomics product line outside of the United States, our ability to expand internationally will be compromised.

A substantial portion of our Genomics product line revenues come from third-party payer reimbursement. In many countries outside of the United States, reimbursement systems vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and various coverage, pricing and reimbursement approvals are required for our tests to be available to patients in significant volume. In the EU some countries require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payers in countries outside of the United States, and our efforts may not be successful.

Even if public or private reimbursement is obtained, it may cover competing tests, or the reimbursement may be limited to a subset of the eligible patient population or conditioned upon local performance of the tests or other requirements we may have difficulty satisfying.

Reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union, or EU, and elsewhere.

Labor relations matters could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

On February 8, 2024, the International Association of Machinists and Aerospace Workers, or IAM, District Lodge 8, filed a Petition for Election with the National Labor Relations Board, or the NLRB, to serve as the collective bargaining representative of certain of our laboratory employees located in Chicago, Illinois. On March 6 and 7, 2024, the NLRB held an election, at which the defined collective bargaining unit voted to unionize and for the IAM to serve as the collective bargaining representative. We have begun the process of negotiating a collective bargaining agreement with the IAM. We are unable to predict whether we will be successful in reaching a collective bargaining agreement, or the incremental cost and expense that may result from such efforts. In addition, to the extent we are unsuccessful, or if such efforts take longer than anticipated, impacted employees may threaten and/or engage in work stoppages and strikes, and our labor costs may continue to increase as a result. Even though we are currently unaware of other unionization efforts, it is possible that other employees may also seek to unionize. The unavailability of laboratory staff, or our inability to control labor costs related to these matters and future efforts to unionize, could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

We use AI in our products and services which may result in operational challenges, legal liability, reputational concerns and competitive risks.

AI is enabled by or integrated into our Platform and, as a result, our diagnostic and data products, and is therefore a significant element of our current business and our future strategy. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Many known and unknown risks to AI exist. Some of the currently known risks include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. For example, our development and use of AI may result in the incorporation of third-party data, including personal, proprietary or confidential data, into our AI. If we do not have sufficient rights to use the data on which AI relies, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, regulation in the AI space is constantly changing, and may make it difficult to continue using our AI approach to diagnostics and data analysis. AI is the subject of evolving review by various U.S. governmental and regulatory agencies, including the SEC and the Federal Trade Commission, or the FTC, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI, particularly generative AI, and/or are considering general legal frameworks on AI (such as the European Union’s Artificial Intelligence Act, or the AI Act, which provides for administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher). In addition, the use and deployment of AI presents complexities and challenges with respect to compliance with applicable laws and regulations, particularly because we are both a technology company and a healthcare provider of diagnostic testing services. Life sciences companies may underwrite or fund, in part, the development of AI algorithms, which may require us to disclose applicable funding sources and which may, as a result, slow the adoption of such technologies. Further, to the extent the output of an algorithm we develop or deploy recommends, directly or indirectly, the potential ordering of a product or service reimbursable by a federal healthcare program, we may encounter enforcement challenges even when such recommendations are based on objective clinical guidelines and criteria. If any such event were to occur, it could have a materially adverse impact on our business operations and reputation.

Additionally, algorithms may be flawed or biased, and datasets may be insufficient, of poor quality or contain biased information. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect our results of operations. If the diagnoses, determinations, recommendations, forecasts or analyses that our Platform’s AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Further, content generated by AI may be offensive, biased, or harmful, or violate current or future laws and regulations, and our reliance on AI could pose ethical concerns and lead to a lack of human oversight and control.

Inappropriate or controversial data practices by data scientists, engineers and end-users of our or our competitors’ products could also impair the acceptance of AI products. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI products that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Our investments in deploying AI technologies may be substantial and may be more expensive than anticipated. If our Platform does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation or reputational concerns, we may be unable to provide such services, our customers may stop using our products, or our competitors may incorporate AI technology into their products or services more successfully than we do, all of which may impair our ability to effectively compete in the market.

We understand that the terms “AI,” “Machine Learning,” “Generative AI,” “Large Language Models” and other similar terms may mean different things to different people. Accordingly, when we use those terms, we ascribe to them their broadest, commonly accepted meanings. For example, AI is a scientific field that allows computer software to perform human-like intelligence tasks. At its core, AI is simply the sophisticated application of mathematics to help machines perform tasks similar to, or better than, humans. AI is an umbrella term that encompasses many other subfields and technologies, including those listed above and described below:

•

Machine Learning is a type of AI where the computer software is tasked with learning without being explicitly programmed. Instead, the software learns and adapts through a combination of instruction from humans and self-experimentation.

•

Generative AI is a type of AI that can take different types of inputs (such as text, image, audio, video, code, etc.) and generate new content using a variety of different modalities and based on a sophisticated and advanced set of rules.

•

Large Language Models are algorithms that can recognize, summarize, translate, predict, answer questions about, and generate content using very large datasets, such as our own multimodal clinical- molecular database.

•

Neural Networks are a type of machine learning that teach computers to process data in a way that is inspired by the human brain. Neural networks use interconnected nodes or neurons, much in the same way the human brain does.

Our use of generative AI tools may pose particular risks to our proprietary software and systems and subject us to legal liability.

We use generative AI tools in our business and expect to use generative AI tools in the future. Using generative AI tools to produce content that can be indistinguishable from that generated by humans is a relatively novel development, with many of the benefits, risks and liabilities still unknown. Recent decisions of the U.S. Copyright Office suggest that we would not be able to claim copyright ownership in any source code, text, images, or other materials that we develop through use of generative AI tools, and the availability of such protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials also generated by AI tools.

We face and expect to continue to face allegations, and we may face claims regarding such allegations, from third parties of infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believe to be available for use, and not subject to license terms or other third-party proprietary rights. We could also be subject to claims from providers of generative AI tools if, for example, we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirements of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative AI tools may also present additional security risks because the generated source code may have been modeled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our businesses.

Our Platform requires sophisticated computer systems and software in order to accurately and efficiently capture, service and process increasing volumes of health data, in particular a growing number of genomic profiles generated by our customers through various NGS test kits, sequencers and sample materials from different manufacturers. Some of the technologies are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. There can be no assurance that we will be able to develop, acquire, enhance, deploy or integrate new technologies, including technologies needed to integrate genomics data into our Platform, that these new technologies will be effective and efficient, will meet our needs or achieve our expected goals or that we will be able to do so as quickly or cost effectively as our competitors.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue or to achieve and then sustain profitability.

Growing understanding of the importance of biomarkers linked with therapy selection and response is leading to more companies offering products in genomic testing, including NGS diagnostics and PCR profiling. In addition, there are a number of healthcare technology companies providing data analysis products, including AI-driven data platforms and diagnostic products.

Our competitors with respect to our Genomics products include certain diagnostics companies, such as Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Neogenomics, ResolutionBio, which was acquired by Agilent, and Natera, Inc., among others, with respect to our currently marketed precision oncology tests, and legacy diagnostic laboratories, such as Quest and LabCorp. In addition, our competitors for our pharmacogenetic test in neuropsychiatry include Myriad Genetics, Inc. and Genomind, Inc.

Our competitors with respect to our Data and Services products include Flatiron Health, Inc., IQVIA Holdings Inc., and ConcertAI, among others. Furthermore, our Data and Services products also face competition from CROs, such as Fortrea, ICON, Syneos, PPD, and others, who provide data and clinical trial matching services to pharmaceutical and biotechnology companies.

Our competitors with respect to our AI Applications products include Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Illumina, Inc., and others, with respect to our TO test, and Myriad Genetics, Inc., Caris Life Sciences, and others, with respect to our HRD test. We may also compete with companies developing or commercializing algorithm-based diagnostics using a variety of different data modalities, including digital pathology companies such as PathAI, Inc. and PaigeAI. In cardiology, we believe our competitors may include HeartFlow Inc., Anumana, Inc., and Eko Devices, Inc. In addition, we are aware that academic medical centers may be developing their own AI Applications and may decide to enter this market.

Some of our competitors and potential competitors may have longer operating histories; larger customer bases; greater brand recognition and market penetration; substantially greater financial, technological and research and development resources and selling and marketing capabilities; and more experience dealing with third-party payers. As a result, they may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their products than we do or sell their products at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations. Increased competition and cost-saving initiatives on the part of governmental entities and other third-party payers are likely to result in pricing pressures, which could harm our sales or ability to gain market share. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development than we can. In addition, companies or governments that control access to genetic testing through umbrella contracts or regional preferences could promote our competitors or prevent us from selling certain products. If we are unable to compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our tests, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.

Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients profiled with genomic diagnostics in the diseases we test, the assumed prices for genomic and algorithmic testing products, the number of genomic and algorithmic tests that we are able to successfully develop and commercialize, and the existing market for multimodal patient data and clinical trial matching services. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell our products, the number of genomic or algorithmic tests we are able to successfully develop and commercialize, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

The industries in which we operate are subject to rapid change, which could make our Platform, our current products and any future products we may develop obsolete.

The healthcare diagnostic and data industries are characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, any of which could make our current and future products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to genomic diagnostic testing, as well as advances in the application of AI to healthcare diagnostics and decision-making. We must continuously enhance our Platform and our existing diagnostic, data and analytics products and develop new products to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge about disease biology, information about new therapies or relevant clinical trials, or insights regarding the current treatment landscape for applicable indications and advances in computational biology, software development, and AI, our Platform and products could become obsolete and sales of our current products and any new products we may develop could decline or fail to grow as expected. Further, to the extent that pharmaceutical or biotechnology companies are able to develop therapies or technologies that eradicate or substantially limit the incidence of diseases for which we sell diagnostics, the market for our applicable products could disappear entirely.

Our research and development strategy emphasizes rapid innovation and advancement of successful hires who may not have prior industry expertise, and we frequently prioritize patient care and customer satisfaction over short-term financial results. If we cannot maintain or properly manage our culture as we grow, our business may be harmed.

We have a research and development strategy that encourages employees to quickly develop and launch technologies intended to solve our customers’ most important problems and prioritizes the advancement of Platform and product development, technology and engineering employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Successful entry- level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. As our business grows and becomes more complex, our cultural emphasis on moving quickly and staffing research and development personnel, including certain customer-facing employees, without significant industry experience may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our products, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, and as we develop a public company infrastructure, we may find it difficult to maintain our culture.

Our culture also prioritizes patient care and customer satisfaction over short-term financial results, and we frequently make product decisions that may reduce our short-term revenue or cash flow if we believe that the decisions are consistent with our mission and thereby have the potential to improve our financial performance over the long term. These decisions may not produce the long-term benefits and results that we expect or may be poorly received in the short term by the public markets, in which case our customer growth and our business, financial condition and results of operations may be harmed.

We may not be able to successfully market, sell or distribute our products, and if we are unable to expand our sales organization to adequately address our customers’ needs, our business, financial condition and results of operations may be adversely affected.

We may not be able to market, sell or distribute our data products and diagnostic tests, and other products we may develop effectively enough to support our planned growth. We currently sell our Genomics and AI Applications tests to clinicians and hospital systems in the United States through our own sales organization and may leverage distributors to help sell our Genomics diagnostic tests in international markets, and we sell our Data and Services products to pharmaceutical and biotechnology companies through our business development team.

Each of our target markets is large, distinct and diverse. As a result, we believe it is necessary for many of our sales representatives and business development managers to have established diagnostic- or healthcare data- focused expertise. Competition for such employees within the precision diagnostics and healthcare data analytics industries is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization or business development team, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability.

Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our products, to increase our sales and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

If we are not successful in executing our strategy to increase sales of our Data and Services products to large pharmaceutical and biotechnology customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of Data and Services products, and in particular our Insights product, to large pharmaceutical and biotechnology companies. Sales to large companies involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

•	increased leverage held by large customers in negotiating contractual arrangements with us;

•	changes in key decision makers within these organizations that may negatively impact our ability to negotiate in the future;

•	customer employees may perceive that our products pose a threat to their internal control and advocate for internally developed solutions over our product;

•	resources may be spent on a potential customer that ultimately elects not to purchase our products;

•	more stringent requirements in our service contracts, including stricter service response times, and increased penalties for any failure to meet service requirements;

•	increased competition from larger competitors that traditionally target large enterprises and government entities;

•	less predictability in completing some of our sales than we do with smaller customers; and

•	the potential that advancements in AI allow our Data customers to develop models that serve as functional equivalents of our database and render our own products obsolete.

Selling to large pharmaceutical and biotechnology companies is often a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. Due to the length, size, scope, and requirements of these evaluations, we frequently provide short-term pilot deployments of our Data and Services products at no or low cost. We sometimes spend substantial time, effort and money in our sales efforts without producing any sales. The success of the investments that we make to acquire customers depends on factors such as our ability to identify potential customers for which our data products have an opportunity to add significant value to the customer’s business, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our products, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large companies are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. As a result, in the event a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results.

Finally, large companies typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition and (v) expect greater payment flexibility from vendors.

All of these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition and results of operations could be materially and adversely affected.

If our existing customers do not renew their licenses, do not buy additional products from us, or renew at lower prices, our business and operating results will suffer.

For the year ended December 31, 2023, we derived $67.9 million, or approximately 40% and 13%, of our Data and Services product line revenue and total revenue, respectively, from three customers. We expect to continue to derive a significant portion of our Data and Services product line revenue from renewal of existing agreements. As a result, maintaining the renewal rate of our existing customers and selling additional products to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional products to them include:

•	the price, performance, and functionality of our products;

•	the availability, price, performance, and functionality of competing products;

•	the effectiveness of our support services;

•	our ability to develop complementary products;

•	the success of competitive products or technologies;

•	the stability, performance, and security of our technological infrastructure; and

•	the business environment of our customers.

We deliver our Insights product through license agreements that allow our customers to use de-identified datasets for a specified term or for specified uses. Our customers have no obligation to renew their licenses for our Data and Services products after the license ends, and many of our contracts may be terminated or reduced in scope either immediately or upon notice. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our Data and Services product line revenue. For instance, our customers may change the indications in which they are conducting research and development, which could result in a reduced demand for our products and thus a lower aggregate renewal fee. The loss, reduction in scope, or delay of a large contract, or the loss or delay of multiple contracts, could materially adversely affect our business, financial condition and results of operations.

Our future operating results also depend, in part, on our ability to sell expanded products to our existing customers. For example, the willingness of existing customers to expand their use of our Insights product will depend on our ability to deliver meaningful information and insights relevant to our customers’ research and development endeavors, which we may not do successfully. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase expanded licenses from us, our revenue may decline and our future revenue may be constrained.

A significant portion of our Data and Services product line revenue are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect our Data business sales.

A significant portion of our current Data and Services products sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industry. Demand for our Data and Services products could be affected by factors that adversely affect the life sciences industry, including macroeconomic and market conditions that may adversely impact earlier stage biotechnology companies. The life sciences industry is highly regulated and competitive and has experienced periods of considerable consolidation. Consolidation among our customers could cause us to lose customers, decrease the available market for our products, and adversely affect our business, financial condition and results of operations. In addition, changes in regulations that make investment in the life sciences industry less attractive or drug development more expensive could adversely impact the demand for our data analytics products. For these reasons and others, selling data analytics products to life sciences companies can be competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our products to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

We have invested and expect to continue to invest in research and development efforts that further enhance our data analytics. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have invested and expect to continue to invest in research and development efforts that further enhance our data analytics, often in response to our customers’ requirements. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenue to offset liabilities assumed and expenses associated with these new investments. The healthcare data analytics industry changes rapidly as a result of technological and product developments, which may render our Platform and products less desirable. We believe that we must continue to invest a significant amount of time and resources in our Platform and products to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if a slowdown in general computing power impacts the rate at which we expect our physics-based simulations to increase in power and domain applicability, our revenue and operating results may be adversely affected.

If we are unable to collect receivables from our customers, our operating results may be adversely affected.

While the majority of our current customers are well-established large companies and hospital systems, we also provide our Data and Services products to smaller institutions and companies and our Genomics product line to individuals. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. If we are not able to collect amounts due from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses, which could materially and adversely affect our operating results.

Our existing and any future debt may affect our flexibility in operating and developing our business and our ability to satisfy our obligations.

As of June 30, 2024, we had indebtedness of $448.6 million, comprised of $180.6 million under the convertible promissory note, as amended, or the Amended Note, that we issued to Google LLC, or Google, and $268.0 million pursuant to a credit agreement with Ares Capital Corporation, or Ares, as amended, for a senior secured loan, or the Term Loan Facility. Our current and future indebtedness, including the Amended Note and the Term Loan Facility may have significant negative effects on our operations, including:

•

impairing our ability to obtain additional financing in the future (or to obtain such financing on acceptable terms) for working capital, capital expenditures, acquisitions or other important needs, and subjecting us to other restrictive covenants that may reduce our ability to take certain corporate actions;

•

requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, potential acquisitions, international expansion, new product development, new enterprise relationships and other general corporate purposes;

•

requiring us to repay the principal and accrued interest on the Amended Note if we terminate our agreement with Google for use of Google Cloud or as a result of an event of default under the operating covenants in the Amended Note, or requiring us to repay the principal and accrued interest on the Term Loan Facility in an event of default under the covenants of the Term Loan Facility, either of which could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other important needs;

•

limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with relatively lower levels of debt; and

•	requiring us, in certain circumstances, to obtain approval from Ares before embarking on certain mergers, acquisitions, capital expenditures, or other operational issues.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Term Loan Facility, the Amended Note or any other debt instruments. In addition, the Term Loan Facility and Amended Note contain, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, financial reporting requirements, limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, investments (including acquisitions), dividends and other restricted payments and transactions with affiliates. Our failure to make payments under or comply with other covenants contained in the documents governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.

We rely on a limited number of suppliers or, in some cases, sole suppliers, including Illumina Inc., or Illumina, for certain sequencers, reagents, blood tubes and other equipment, instruments and materials that we use in our laboratory operations. Purchases from this supplier accounted for approximately 33% and 35% of total vendor payments for the years ended December 31, 2023 and 2022, respectively. Amounts due to this supplier were approximately $11.8 million at December 31, 2023. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these laboratory equipment, instruments or materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly and adversely affect our business, financial condition and results of operations. We rely on Illumina as the sole supplier of the sequencers and as the sole provider of maintenance and repair services for these sequencers. Any disruption in operations of Illumina or other sole or limited suppliers or termination or suspension of our relationships with them could materially and adversely impact our supply chain and laboratory operations of our diagnostic testing business and thus our ability to conduct our business and generate revenue. These limited or sole suppliers could engage in diverse types of businesses, including selling products in competition with us, and there can be no assurance that we can continue to receive required equipment, instruments or materials from them.

We believe that there are only a limited number of manufacturers that are capable of supplying and servicing the equipment and materials necessary for our laboratory operations, including sequencers and various associated reagents, and potentially replacing our current suppliers. The use of equipment or materials furnished by replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our tests. There can be no assurance that we will be able to secure alternative equipment, reagents and other materials, bring such equipment, reagents and materials online, and revalidate our tests without experiencing interruptions in our workflow. In the case of an alternative supplier for Illumina, for example, there can be no assurance that replacement sequencers and various associated reagents will be available or will meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or integrating the equipment and reagents we require for our products or in revalidating our products, our business, financial condition and results of operations could be materially and adversely affected.

Certain disruptions in supply of, and changes in the competitive environment for, raw materials and components integral to the manufacturing of our products may adversely affect our ability to achieve and maintain profitability.

We use a broad range of materials and supplies, including chemicals and other electronic components, in our Genomics product line. A significant disruption in the supply of these materials, including disruptions like those stemming from the COVID-19 pandemic, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics including COVID-19, outbreaks, conflicts (including the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor (such as strikes by unionized workforces) or transportation in the markets in which we purchase materials, components and supplies for the production of our diagnostic tests, in each case may adversely affect our ability to maintain our testing capacity. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to sustain our testing capacity, which would adversely affect our sales, margins and customer relations.

If our existing laboratory and storage facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to perform our tests and pursue our research and development efforts may be jeopardized.

We currently derive nearly all of our diagnostic revenue from tests performed at laboratory facilities located in Chicago, Illinois, Atlanta, Georgia, and Raleigh, North Carolina, and these facilities generally do not have completely redundant capabilities. Further, while we are currently in the process of expanding the number and type of diagnostic tests within our laboratory facility in Raleigh, North Carolina, there is no assurance that we will successfully transition in a timely manner or at all, and we may not be able to fully operationalize this facility to its capacity. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our Genomics product line for some period of time and which may also cause us to lose valuable stored tissue samples, including organoids. The inability to perform our tests or to reduce the backlog that could develop if a facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild a facility, to locate and qualify a new facility or enable a third party to practice our proprietary technology, particularly in light of licensure and accreditation requirements. Even if we are able to find a third party with such qualifications to perform our tests, the parties may be unable to agree on commercially reasonable terms. Our physical laboratory facilities are also subject to regulatory oversight, such by the federal Occupational Safety and Health Administration, or OSHA, and certain state analogs. On occasion, certain safety issues are reported directly to OSHA. While we have been successful in promptly remediating any such issues, there is no guarantee we will be able to do so in the future, and these regulatory bodies could intervene and suspend our operations, which could have a material impact on our business.

We carry insurance for damage to our property and disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our facilities and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed.

Our business depends on our ability to deliver test results quickly and reliably to our customers. Blood and tissue samples sent from the United States by patients, physicians or hospital pathology departments are typically received within days for analysis at our Chicago, Atlanta, or Raleigh facilities. Disruptions in delivery services to transport samples to that facility, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner, delay our provision of test results to our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services to transport samples to us on commercially reasonable terms, our business, financial condition and results of operations may be adversely affected.

If we cannot provide quality technical support and services for our Data and Services products, we could lose customers and our business and prospects will suffer.

Our ability to provide relevant information to customers of our Data business, and in particular of our Insights product, depends substantially on our ability to provide quality technical support and services during the term of their license. Accordingly, we need highly trained technical support and services personnel. Hiring support and services personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our products and the needs of our customers. To effectively support new customers and the expanding needs of current customers, we will need to substantially expand our support and services staff and develop our support infrastructure and processes. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.

Seasonality may cause fluctuations in our revenue and results of operations.

We believe that there are significant seasonal factors which may cause sales of our products, such as our Insights product and our infectious disease tests, to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially pharmaceutical and biotechnology customers. These customers typically have calendar year fiscal years, which result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition and results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion. We plan to conduct physician and patient association outreach activities, to extend laboratory capabilities, to expand payer relationships and to market our Data business to pharmaceutical and biotechnology customers outside of the United States. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, including regulations that limit our ability to collect and distribute and otherwise process de-identified patient data, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, healthcare regulatory requirements, including those governing diagnostic testing and reimbursement, and other governmental approvals, permits and licenses;

•	failure by us, our distributors, our local partners to obtain regulatory approvals or certifications for the use of our products in various countries;

•	additional potentially blocking or relevant third-party patent or other intellectual property rights;

•	complexities and difficulties in obtaining intellectual property protection and maintaining and enforcing our intellectual property rights;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payer reimbursement regimes, government payers, or patient self-pay systems;

•	logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;

•	patient populations that are underrepresented in our databases;

•	limits in our ability to penetrate international markets if we are not able to perform our tests locally;

•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations, currency controls and cash repatriation restrictions;

•

natural disasters, political and economic instability, including wars (such as the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), terrorism, and political unrest, boycotts, curtailment of trade and other business restrictions;

•	public health or similar issues, such as epidemics or pandemics, including the current outbreak of COVID-19, that could cause business disruption; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

In late February 2022, Russian military forces launched a significant military action against Ukraine. In October 2023, following a series of coordinated attacks in Israel conducted by the Palestinian Islamist militant group Hamas, Israel began air strikes and a subsequent ground war against Hamas. The Israel/Hamas conflict is threatening to spread, and may in the future spread, into other Middle Eastern countries. While our business and operations are currently not impacted, including in Israel where we sell certain molecular tests through a third party and perform certain testing services, it is not possible to predict consequences of these crises, or any other conflicts that may arise, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets, any of which could have a material adverse impact on our future operations and results.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

Risks Related to Our Highly Regulated Industry

Our collection, processing, use and disclosure of personally identifiable information, including patient and employee information, is subject to privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information in our possession could result in significant liability or reputational harm.

The privacy and security of personally identifiable information and/or protected health information stored, maintained, received or transmitted, including electronically, is a major issue in the United States and abroad. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personal health and financial information and other confidential and sensitive data about our customers, employees and others in the ordinary course of our business. Concerns about and claims challenging our practices with regard to the collection, use, retention, disclosure or security of personally identifiable information, protected health information, or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business, financial condition and results of operations.

Numerous federal, state and foreign laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable information and protected health information, including HIPAA; state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; and European and other foreign data protection laws. A range of enforcement agencies exist at both the state and federal levels that can enforce these laws and regulations. New privacy legislation may create additional rights for consumers and impose additional requirements on businesses. As these laws and regulations increase in complexity and number, they may change frequently, sometimes conflict and increase our compliance efforts, costs and risks.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers that submit certain covered transactions electronically, or ‘‘covered entities,’’ and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI, and their covered subcontractors. We are a covered entity under HIPAA, and also routinely receive large amounts of PHI as a business associate under HIPAA, and therefore must comply with its requirements to protect the privacy and security of health information and must provide individuals with certain rights with respect to their health information. If we engage a business associate to help us carry out healthcare activities and functions, we must have a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the same requirements.

Penalties for violations of these laws vary. For instance, a single breach incident can result in findings of violations of multiple HIPAA provisions. Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties, including imprisonment and/or additional fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face additional fines and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. In addition, any allegation that we have violated HIPAA, regardless of its merit, could harm our reputation and consume significant internal resources. Responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, various states, such as California, Massachusetts, and others, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and the California Consumer Privacy Act, which went into effect on January 1, 2020, and creates new data privacy rights for users. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (that is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the CPRA. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how they are interpreted. In recent years, numerous other U.S. states—including Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

In addition, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, customers, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to or may choose to voluntarily notify patients or other counterparties of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws differ from HIPAA, we may have to comply with these provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients, and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or other types of sensitive personally identifiable information, or PII, or increased demands for enhanced data security infrastructure applied to personally identifiable information, could greatly increase our costs of providing our products, decrease demand for our products, reduce our revenue and/or subject us to additional risks.

In addition, the interpretation and application of consumer, health-related, and data protection laws, especially with respect to genetic samples and data, in the United States, the EU (including all countries in the EEA), and elsewhere are often uncertain, contradictory, and in flux. We may operate in a number of countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, EU member countries have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States where our laboratories reside. In addition, some countries have stricter consumer notice and/or consent requirements relating to personal data collection, use or sharing, more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, international privacy and data security regulations continue to become more complex and have greater consequences. For instance, the General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, timelines for data breach notifications as short as 72 hours for notification to supervisory authorities, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal sequencing and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business, financial condition and results of operations. Failure to comply with the requirements of GDPR may result in significant fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Failure to comply with the GDPR and other applicable privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition and results of operations.

European data protection law, including the GDPR, also imposes strict rules on the transfer of personal data from Europe to the United States and other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, the EU Standard Contractual Clauses are the subject of legal challenges in European courts and the Standard Contractual Clauses as well as any successor version(s) of those clauses may face additional challenges in the future and be found similarly invalidated, and the absence of successor safeguards for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. Notwithstanding the foregoing challenges, the use of the EU Standard Contractual Clauses has also been called into question by the European courts. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-US Data Privacy Framework, or EU-US DPF, (a new framework for transferring personal information from the EEA to the United States), having determined that such framework ensures that the protection of personal information transferred from the EEA to the United States will be comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the CJEU just as the EU-US Privacy Shield was. On October 12, 2023, a UK- U.S. Data Bridge came into force to operate as an extension of the EU-US DPF to facilitate transfers of personal data between the United Kingdom and certified entities in the United States. Such Data Bridge could not only be challenged, but also may be affected by any challenges to the EU-US DPF. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data outside of the EEA and the United Kingdom, including to the United States.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our current practices could be challenged under one or more of such laws, or that we will have to modify our business practices substantially to begin operating in these areas. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

With the GDPR, CCPA, CPRA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business, financial condition and results of operations. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our business, financial condition and results of operations.

The diagnostic testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

•	federal and state laws applicable to test ordering, documentation of tests ordered, billing practices and claims payment and/or regulatory agencies enforcing those laws and regulations;

•	federal and state health care fraud and abuse laws;

•	federal and state laboratory anti-mark-up laws;

•	coverage and reimbursement levels by Medicare, Medicaid, other governmental payers and private insurers;

•	restrictions on coverage of and reimbursement for tests;

•	federal and state laws governing laboratory testing, including CLIA, and state licensing laws;

•	federal and state laws and enforcement policies governing the development, use and distribution of diagnostic medical devices, including laboratory developed tests, or LDTs;

•	federal and state laws and enforcement policies governing the use of AI in analyzing data, including data in healthcare related areas;

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste;

•	federal and state Occupational Safety and Health Administration rules and regulations;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state data privacy and security laws; and

•	consumer protection laws; and

•	Similar foreign laws and regulations in the countries in which we operate or may operate in the future.

In particular, the laws and regulations governing the marketing of diagnostic tests are complex, and there are often no sufficient regulatory or judicial interpretations of these laws and regulations. For example, some of our diagnostic tests are actively regulated by the FDA pursuant to the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Many of our genomic and algorithmic diagnostic tests are likely to be considered by the FDA to be medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, design, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. In the EEA, in order to place an in vitro diagnostic medical device (“IVD”), or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746) (“IVDR”) entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Medical Devices (98/79/EC), or the “IVDD. The IVDR and its associated guidance documents and harmonized standards governing, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. The IVDR also establishes transitional provisions permitting certain devices that have been CE marked in accordance with the IVDD to continue to be placed on the EEA market under strict conditions and for a specific period of time depending on the risk classification of the device. Medical devices are governed by the Regulation on Medical Devices (Regulation (EU) 2017/745) (“MDR”) which entered into application on May 26, 2021, repealing and replacing the Directive on Medical Devices (93/42/EC) (the “MDD”). The MDR establishes similar provisions to the IVDR in relation to medical devices. If we do not comply with these requirements or fail to adequately comply, our business, financial condition and results of operations may be harmed.

Changes in the current regulatory framework for algorithmic diagnostic products and services can impose additional regulatory burdens on us. The FDA is also currently considering the development of novel regulatory pathways for AI technologies and other software. As the regulatory framework evolves, we may incur substantial costs to ensure compliance with new or amended laws and regulations. Failure to comply with any of these laws and regulations could result in enforcement actions against us, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our tests are currently marketed as LDTs, and future changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.

The FDA has historically operated under a policy of enforcement discretion with respect to LDTs whereby the FDA did not actively enforce its regulatory requirements for such tests. On May 6, 2024, the FDA published final regulations that took effect on July 5, 2024 that will phase-out enforcement discretion over a period of four years and require compliance with device registration and listing requirements, medical device reporting requirements, 510(k) clearance, denovo authorization or Premarket Approval and the requirements of the FDA’s Quality System Regulation. If we fail to phase-in our compliance with these regulations we may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business, financial condition and results of operations. Even if such tests are authorized for marketing by the FDA, the agency could limit the test’s indications for use, which may significantly limit the market for that product and may adversely affect our business and financial condition. Additionally, because our Platform and other software applications we make available include functionality related to the reporting of results from the LDTs we run, the FDA could attempt to regulate the software applications, including portions of our Platform, that we utilize to provide results of the LDTs to our customers and this may require costly modifications, additional development or the reduction in functionality in our offerings which could, in turn, make them less attractive to our customers.

There is no guarantee that the FDA will grant 510(k) clearance or a premarket approval or that comparable foreign regulatory authorities will grant the necessary clearance, approval or certification of our products and failure to obtain necessary clearances, approvals or certification for our products would adversely affect our ability to grow our business.

Before we begin to label and market certain of our products for use as clinical diagnostics in the United States, including as companion diagnostics, we may be required to obtain either 510(k) clearance or a premarket approval, or supplemental premarket approval, or respectively, PMA or sPMA, from the FDA, unless an exemption applies or FDA exercises its enforcement discretion and refrains from enforcing its medical device requirements.

The process of obtaining regulatory clearance or approval can be a rigorous, costly, lengthy and uncertain process. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support a substantial equivalence determination.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA that our products are safe or effective for their intended uses;

•	the disagreement of the FDA with the design, conduct or implementation of our clinical trials or the analysis or interpretation of data from our pre-clinical studies or clinical trials;

•	serious and unexpected adverse effects experienced by participants in our clinical trials;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;

•	our inability to demonstrate that the clinical and other benefits of any of our tests outweigh the risks;

•

an advisory committee, if convened by the FDA, may recommend against approval of our PMA or other application for any of our tests or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee, if convened, makes a favorable recommendation, the FDA may still not approve the test;

•	the FDA may identify deficiencies in our marketing application, and in our manufacturing processes, facilities or analytical methods or those of our third-party contract manufacturers;

•	the potential for approval policies or regulations of the FDA to change significantly in a manner rendering our clinical data or regulatory filings insufficient for the clearance or approval; and

•	the FDA may audit our clinical trial data and conclude that the data is not sufficiently reliable to support a PMA application.

In foreign jurisdictions, we may be required to procure similar regulatory approvals, clearances or certification prior to marketing our diagnostic products. For example, in the Europe Union, we need to comply with the new MDR and IVDR. IVDs must comply with the General Safety and Performance Requirements (“GSPRs”) set out in Annex I to the IVDR and medical devices must comply with the GSPRs set out in Annex I to the MDR. Compliance with these requirements is a prerequisite to be able to affix the CE Mark to IVDs or medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the IVDR or the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure. Depending on the type of IVD or medical device and its classification, the conformity assessment procedure may require the intervention of a Notified Body. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the IVD or medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its IVDs or medical devices after having prepared and signed a related EU Declaration of Conformity. Obtaining the requisite regulatory approvals, clearances or certification in foreign jurisdictions can be expensive and may involve considerable delay.

Any delay or failure to obtain necessary regulatory approvals, clearances or certification would have a material adverse effect on our business, financial condition and results of operations.

Modifications to our FDA-cleared, approved or CE marked products may require new 510(k) clearances or premarket approvals or certification, or may require us to cease marketing or recall the modified products until clearances are obtained.

For any product approved pursuant to a PMA, we are required to seek supplemental approval for many types of changes to the approved product, for which we will need to determine whether a PMA supplement or other regulatory filing is needed or whether the change may be reported via the PMA Annual Report. Similarly, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires new 510(k) clearance or, possibly, approval of a new PMA. If the FDA requires us to seek approvals or clearances for modifications to our previously approved or cleared products, for which we concluded that new approvals or clearances are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain the approval or clearance, and we may be subject to significant regulatory fines or penalties. Similarly, in the EU, for any products we have CE marked, future changes or updates to our products, which affect their safety or efficacy, may require new Notified Body certification before we may sell the revised product.

Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority or regulatory authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and international regulatory bodies have the authority to require the recall of commercialized products that are subject to FDA or foreign applicable regulation in the event of material deficiencies or defects in design or manufacture. We may also, on our own initiative, recall a product. The FDA, for example, requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated. In the case of FDA-approved tests or CE marked tests in the EU, a government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products could impair our ability to produce our products in a cost-effective and timely manner, which would have an adverse effect on our reputation, business, financial condition and results of operations. We may be subject to liability claims, may be required to bear costs or may take other actions that may have a negative impact on our future sales and our ability to generate profits. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA or a foreign regulatory authority. If the FDA or a foreign regulatory authority disagrees with our determinations, the FDA or a foreign regulatory authority could require us to report those actions and take enforcement action for failing to report the recalls when they were conducted. A future recall announcement could harm our reputation with customers and negatively affect our business, financial condition and results of operations.

If we initiate a correction or removal for one of our tests, issue a safety alert or undertake a field action or recall to reduce a risk to health imposed by the test, this could lead to increased scrutiny by the FDA and foreign regulatory authorities and our customers regarding the quality and safety of our tests and to negative publicity, including FDA or a foreign regulatory authority alerts, press releases or administrative or judicial actions. Furthermore, circulation of any such negative publicity could harm our reputation, be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders.

Arterys, Inc., a company we acquired in 2022, has developed several medical devices that are regulated by the FDA and EU legislation governing medical devices. Arterys also distributes devices developed by third parties. If we identify an issue with, or propose changes to, one of these devices that impacts patient safety or causes us to undertake a field action or implement a recall, our business operations and reputation could be harmed in a meaningful way.

Our “research use only” and any potential “investigational use only” products could become subject to more onerous regulation by the FDA or other regulatory authorities in the future, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business, financial condition and results of operations.

In the United States, some of our products are currently available, or may become available, for research use only, or RUO, or for investigational use only, or IUO, depending on the proposed application. We make our RUO and IUO products available to a variety of parties, including pharmaceutical and biotechnology companies and research institutes. Because RUO and IUO products are not intended for use in clinical practice and cannot be advertised or promoted for clinical or diagnostic claims, they are exempt from many regulatory requirements otherwise applicable to medical devices. In particular, while the FDA regulations require that RUO products be labeled “For Research Use Only. Not for use in diagnostic procedures,” and that IUO products be labeled “For Investigational Use Only. The performance characteristics of this product have not been established,” such products are not subject to the FDA’s pre- and post-market controls for medical devices.

A significant change in the laws governing RUO or IUO products or how they are enforced may require us to change our business model in order to maintain compliance. For instance, in November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” or the RUO/IUO Guidance, which highlights the FDA’s interpretation that distribution of RUO or IUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as an LDT is in conflict with the RUO or IUO status. The RUO/IUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO or IUO status. If we engage in any activities that the FDA deems to be in conflict with the RUO or IUO status held by any of our products so labeled, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO or IUO products in a manner that is inconsistent with its RUO/IUO Guidance, we may be forced to stop distribution of our RUO/IUO tests until we are in compliance, which would reduce our revenue, increase our costs and adversely affect our business, financial condition and results of operations.

Even if we receive regulatory approval or certification of our products, we will continue to be subject to extensive regulatory oversight.

Medical devices are subject to extensive regulation by the FDA in the United States, European Union legislation in the European Economic Area, or EEA, enforced by the Competent Authorities of EEA countries, and comparable regulatory authorities in other territories where we do or may do business. If any of our products are approved by the FDA, the European Commission, EEA Competent Authorities, or other comparable foreign regulatory authorities, or CE marked in accordance with EU legislation governing medical devices or IVDs, we will be required to timely file various reports. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition and results of operations. In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data from the post-approval study, become available. Failure to conduct or timely complete post-approval studies in compliance with applicable regulations, update the product labeling, or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business, financial condition and results of operations Similar considerations and requirements apply in relation to those products we have CE marked in the EEA, or for any products we may CE mark in the future in accordance with the IVDR or the MDR.

The FDA the FTC and comparable foreign regulatory authorities also regulate the advertising and promotion of medical devices to ensure that their promotional claims made are consistent with the applicable marketing authorizations or certification, that there are adequate and reasonable data to substantiate the claims, and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA, FTC or a comparable foreign regulatory authority determines that any of our promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions and we may be required to revise our promotional claims and make other corrections or restitutions.

The FDA, state and foreign authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, or actions by Notified Bodies in the EEA in relation to the CE Certificate of Conformity they have issued in accordance with EU legislation governing medical devices or IVDs, which may include any of the following sanctions:

•	adverse publicity, warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	customer notifications or repair, replacement or refunds;

•	refusing our requests for clearances, approvals or certification of new products, new intended uses or modifications to existing products;

•	withdrawals of current clearances, approvals or certification, resulting in prohibitions on sales of our products;

•	refusal to issue certificates needed to export products for sale in other countries; and

•	criminal prosecution.

Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales of our products and have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our current or future products under development. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Similar considerations apply in foreign countries.

Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business, financial condition and results of operations.

The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business, financial condition and results of operations.

The changes to the regulatory system implemented in the EU by the IVDR and the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We would also be required to provide clinical data in the form of a clinical evaluation or performance report. Fulfilment of the obligations imposed by these Regulations may cause us to incur substantial costs. We may be unable to fulfill these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit the issuance of a CE Certificate of Conformity under the IVDR or the MDR for any of our products, or the continued use of any CE Certificate of Conformity issued under the IVDR or MDR.

Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our current or future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance, approval or certification of our diagnostic tests.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, including the potential impact of the U.S. Supreme Court’s decision in Loper Bright Enterprises vs. Raimondo, which curtails the power of federal agencies to interpret the laws they administer.

We may never obtain approval or certification in foreign jurisdictions for any of our products and, even if we do, we may never be able to commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to eventually market any of our current or future products in any particular foreign jurisdiction, we must comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, data privacy, performance and efficacy. In addition, products offered in one country may not be accepted by regulatory authorities in other countries. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

Seeking foreign regulatory clearance, authorization, approval or certification could result in difficulties and costs for us and require additional studies, trials or investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations, approvals or certification in international markets, or if those approvals or certification are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Failure to comply with federal, state and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA certified laboratory. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial payers, for our tests. We have a current CLIA certificate to perform our tests at our laboratories in Chicago, Illinois, Atlanta, Georgia and Raleigh, North Carolina. To maintain this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Similar considerations may apply in foreign countries.

We are also required to maintain clinical laboratory licenses to perform testing in Illinois, Georgia, and North Carolina. State laboratory laws establish standards for day-to-day operation of our clinical laboratories, including the training and skills required of personnel and quality control. In addition, some other states require our laboratories to be licensed in the state in order to test specimens from those states. In addition to Illinois, North Carolina and Georgia, our laboratories are licensed in California, Rhode Island, Pennsylvania, New York and Maryland. Although we have obtained licenses from states where we believe we are required to be licensed, it is possible that other states we are not aware of currently require out-of-state laboratories to obtain licensure in order to test specimens from the state, and that other states may adopt similar requirements in the future.

We may also be subject to regulations in foreign jurisdictions as we seek to expand international utilization of our tests or as such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of specimens necessary for us to perform our tests that may limit our ability to make our tests available outside of the United States. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.

Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including suspension, limitation or revocation of our CLIA certificate and/or state licenses, imposition of a directed plan of action, on-site monitoring, civil monetary penalties, criminal sanctions, inability to receive reimbursement from Medicare, Medicaid and commercial payers, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure or our failure to renew our CLIA certificate, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

In order to test specimens from New York, LDTs must be approved by the New York State Department of Health, or NYSDOH, on a product-by-product basis before they are offered, and versions of our xT and xF tests have been approved by NYSDOH. We will need to seek NYSDOH approval of any future LDTs we develop, or for modifications to our existing LDTs, and want to offer for clinical testing to New York residents, and there can be no assurance that we will be able to obtain such approval. As a result, we are subject to periodic inspection by the NYSDOH and are required to demonstrate ongoing compliance with NYSDOH regulations and standards. To the extent NYSDOH identifies any non-compliance and we are unable to implement satisfactory corrective actions to remedy such non-compliance, the State of New York could withdraw approval for our tests.

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our Chicago, Atlanta and Raleigh, North Carolina laboratories. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

We are subject to numerous federal, state and foreign healthcare statutes and regulations; complying with such laws pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and a material adverse effect to our business, financial condition and results of operations.

Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations may include, among others:

•

the federal Anti-Kickback Statute, or AKS, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind (e.g. provision of free or discounted goods, services or items), in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for or recommend purchasing, leasing or ordering, any good, facility, item or service that is reimbursable, in whole or in part, under a federal healthcare program. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value, such as phlebotomy kits. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce referrals, purchases or recommendations of covered items or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have held that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. Moreover, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil monetary penalties, plus up to three times the remuneration involved. Violations of the AKS may also result in criminal penalties, including additional fines and imprisonment of up to ten years, and exclusion from Medicare, Medicaid or other governmental healthcare programs;

•

the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory or in exchange for an individual using the services of that laboratory. EKRA was enacted to help reduce opioid-related fraud and abuse. However, EKRA defines the term “laboratory” broadly and without reference to any connection to substance use disorder treatment. The EKRA applies to all payers including commercial payers and government payers. Violations of EKRA are subject to significant fines and/or up to 10 years in jail, separate and apart from existing AKS regulations and penalties. The law includes a limited number of exceptions, some of which closely align with corresponding AKS exceptions and safe harbors, and others that materially differ. Currently, there is no regulation interpreting or implementing EKRA, nor any guidance released by a federal agency regarding the scope of EKRA. Accordingly, we cannot guarantee that our relationships with providers, sales representatives, or customers will not be subject to scrutiny or will withstand regulatory challenge under EKRA;

•

the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, significant civil monetary penalties (on a per claim basis and additional penalties for a circumvention scheme), and exclusion from the federal healthcare programs;

•

the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies. Violations can result in significant civil monetary penalties for each wrongful act;

•

federal and state “Anti-Markup” rules, which, among other things, typically prohibit a physician or supplier billing for clinical or diagnostic tests (with certain exceptions) from marking up the price of a purchased test performed by another physician or supplier that does not “share a practice” with the billing physician or supplier;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, biologicals, and kits, medical devices or supplies that require premarket approval by or notification to the FDA, and for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to (i) payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; and (ii) ownership and investment interests in such manufacturers held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations;

•

the federal government may bring a lawsuit under the False Claims Act, or the FCA, against any party whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim for payment approved. The federal government and a number of courts have taken the position that claims presented in violation of certain other statutes, including the AKS or the Stark Law, can also be considered a violation of the FCA based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement. An FCA violation may provide the basis for the imposition of administrative penalties as well as exclusion from participation in governmental healthcare programs, including Medicare and Medicaid. A number of states including California have enacted laws that are similar to the federal FCA. Private individuals can bring FCA “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in federal healthcare programs;

•

the HIPAA fraud and abuse provisions, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private insurers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and their covered subcontractors;

•

federal and state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, unlawful trade practices, insurance fraud, kickbacks, patient inducement and statutory or common law fraud restrict the provision of products, services or items for free or at reduced charge to government or non-government healthcare program beneficiaries. These laws and regulations relating to the provision of items or services for free are complex and are subject to interpretation by the courts and by government agencies;

•

other federal and state fraud and abuse laws, such as state anti-kickback, self-referrals, false claims and anti- markup laws, any of which may extend to services reimbursable by any payer, including private insurers;

•

state laws that prohibit other specified practices, such as billing physicians for tests that they order; providing tests at no or discounted cost to induce adoption; waiving co-insurance, co-payments, deductibles or other amounts owed by patients; billing a state healthcare program at a price that is higher than what is charged to other payers; or employing, exercising control over or splitting fees with licensed medical professionals; and

•	similar foreign laws and regulations in the countries in which we operate or may operate in the future.

As a clinical laboratory, our business practices may face additional scrutiny from various government agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory and the decision to order laboratory tests typically are made or strongly influenced by the physician, with little or no patient input. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an exception. The government has been active in enforcement of these laws against clinical laboratories.

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and from employing or engaging physicians and other medical professionals (generally referred to as the prohibition against the corporate practice of medicine), which could include physician laboratory directors. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed medical professional. For example, the medical boards of certain states have indicated that determining the appropriate diagnostic tests for a particular condition and taking responsibility for the ultimate overall care of a patient, including making treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these laws may result in sanctions and civil or criminal penalties. It is possible that governmental authorities may conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, a small number of whom may receive stock or stock options as compensation for services provided, do not comply with current or future corporate practice of medicine statutes, regulations, agency guidance or case law.

The growth and international expansion of our business may increase the potential of violating applicable laws and regulations. The risk is further increased by the fact that many such laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our internal operations and business arrangements with third parties comply with applicable laws and regulations will involve substantial costs. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations. To the extent our business operations are found to be in violation of any of these laws or regulations, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy. If any of the healthcare providers or other parties with whom we interact or may interact in the future, are found not to be in compliance with applicable laws and regulations, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in various healthcare programs, which could also negatively affect our business, financial condition and results of operations.

We have received requests for medical records and billing information from certain Unified Program Integrity Contractors, or UPICs, regarding clinical diagnostic services provided by Tempus to patients enrolled in the Medicare and Medicaid programs. Federal and state governments continue to pursue enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. These policies may impact our business. For example, on May 19, 2022, we received a subpoena from the Office of the Ohio Attorney General. The subpoena required production of certain billing and patient records associated with nine Ohio Medicaid patients who received our clinical diagnostic tests between 2019 and 2022. We provided responsive documents in June 2022 and have not received any additional inquiry since that time. Similarly, on March 4, 2024, we received a Civil Investigative Demand, or CID, from the U.S.

Attorney’s Office for the Eastern District of New York. The CID requested documents and other information related to our compliance with the False Claims Act, the Anti-Kickback statute, and in particular 42 C.F.R. § 414.510(b), which is commonly referred to as the Medicare 14-Day Rule. We provided an initial production on April 4, 2024, and have continued to produce responsive documents on a rolling basis since that time. While we believe our programs and payments comply with the Anti-Kickback statute, no assurance can be given as to the timing or outcome of the government’s investigation, or that it will not result in a material adverse effect on our business.

In addition, we expect audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the UPIC program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others conduct extensive reviews of Tempus’ claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations and refund certain payments we have received. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions.

Our status as both a healthcare company and a technology company presents unique complexities when attempting to comply with these myriad laws and regulations. For example, certain data services we provide as a technology company may result in compensating other healthcare providers for access to data or the right to commercialize de-identified data. While such services, standing alone, appear routine, the compliance issues become more complex when considering our status as a healthcare provider that performs clinical diagnostic testing on behalf of healthcare providers. We have implemented programs to ensure we comply with all applicable laws and regulations notwithstanding these complexities; however, we cannot guarantee we will be successful in doing so, or that government enforcement agencies will agree that our efforts have been sufficient. Accordingly, we may be subject to enforcement actions that could materially impact our reputation, operations, and results.

If the validity of an informed consent from patients regarding our tests was challenged, we could be forced to stop offering our products or using our resources, and our business, financial condition and results of operations could be negatively affected.

We seek to ensure that all data and biological samples that we receive have been collected from patients, subjects or participants who have provided the necessary informed consent for purposes that extend to our development activities. In many instances, our ability to obtain these consents requires the physician or hospital system ordering the diagnostic system to obtain the consent of the patient and to attest that they have done so on our requisition forms. We also have certain relationships where data and samples, and certain data licensed to us by third parties, are provided to us in a de-identified manner. The collection and analysis of data and samples in many different jurisdictions results in complex legal questions regarding the adequacy of informed consent and the status of genetic material. Therefore, with respect to data and samples received from our customers, we rely on physicians and hospital systems to comply, and with regard to data received from our suppliers, we rely on these third parties to comply, with the informed consent requirements and with applicable local law regarding informed consent. The subject’s informed consent obtained in any particular jurisdiction could be challenged in the future, and that consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our customers or suppliers, could deny us access to or force us to stop using some of our data and clinical samples, which would hinder our product development efforts, potentially involve us in costly and prolonged litigation, result in reputational harm and adversely affect our business, financial condition and results of operations.

We may be subject to fines, penalties, licensure requirements, or legal liability, if it is determined that through our test reports we are practicing medicine without a license.

Many of our test reports delivered to physicians provide information regarding therapies and clinical trials that physicians may use in making treatment decisions for their patients and certain other reports provide pharmacogenomic information. We make members of our organization available to discuss the information provided in the reports. Certain state laws prohibit the practice of medicine without a license. Our customer service representatives and medical affairs team provide support to our customers, including assistance in interpreting the test report results. A governmental authority or other parties could allege that the identification of available therapies and clinical trials in our reports and the related customer service we provide constitute the practice of medicine. A state may seek to have us discontinue the inclusion of certain aspects of our test reports or the related services we provide, or subject us to fines, penalties, or licensure requirements. Any determination that we are practicing medicine without a license may result in significant liability to us, and our business, financial condition and results of operations would be harmed.

Our billing and claim processing are complex and time-consuming, and any delay in submitting claims or failure to comply with applicable billing requirements could hinder collection and have an adverse effect on our revenue.

Billing for our diagnostic tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, such as Medicare, Medicaid, health plans, insurance companies, hospital systems, providers, and patients, all of which may have different billing requirements. Several factors make the billing process complex, including:

•

differences between the list prices for our test, the reimbursement rates of payers, the amounts we charge healthcare institutions directly, and the cost to patients who pay for our tests out-of-pocket;

•

compliance with complex federal, state and foreign regulations related to billing government healthcare programs, including Medicare and Medicaid or comparable foreign programs, to the extent our tests are covered by such programs;

•	differences in coverage among payers and the effect of patient co-payments or co-insurance;

•	differences in information, pre-authorization and other billing requirements among payers;

•	changes to codes and coding instructions governing our tests;

•	incorrect or missing billing information; and

•	the resources required to manage the billing and claim appeals process.

These billing complexities and the related uncertainty in obtaining payment for our tests could negatively affect our revenue and cash flow, our ability to achieve profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payers on a timely basis, or if we fail to comply with applicable billing requirements, it could have an adverse effect on our business, financial condition and results of operations.

In addition, the coding procedure used by third-party payers to identify various procedures, including our tests, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a CPT code. CPT coding plays a significant role in how our diagnostic tests are reimbursed both from commercial and governmental payers. For example, historically, no CPT code comprehensively describes our NGS oncology tests. In the past, we submitted claims using individual codes or combinations of codes based on the cancer subtype profiled. Over time, in response to guidance from payers and our local MAC, we transitioned from using individual gene codes, or combinations of individual gene codes, to using “panel” CPT codes. With the introduction of new codes that are potentially applicable to comprehensive genomic profiling tests like the ones we offer, we are in the process of updating our approach again. Despite our diligence in developing a comprehensive billing strategy that accurately describes the tests we provide, payers, such as the Local MACs, have in the past and may in the future disagree with our CPT code selection and instruct us to submit our claims using a different designated CPT code. Any disputes over appropriate coding, or requirements that we submit claims under codes with lower reimbursement rates, may materially adversely affect our business financial condition and results of operations,

Use of coding for billing our products that does not describe a specific test, requires the claim to be examined to determine what test was provided, whether the test was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. This process has in the past and may in the future result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. For example, we continue to appeal the denials of certain of our NGS oncology tests by the Local MAC. Because billing third-party payers for our tests is an unpredictable, challenging, time-consuming and costly process, we may face long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition and results of operations, and we may have to increase collection efforts and incur additional costs.

Because next generation genomic sequencing is a rapidly evolving area of medicine, and because clinical treatment guidelines continue to develop, any changes to, or interpretations of, applicable billing and coding guidance, rules, policies, and procedures may impact our business. Tempus offers multiple diagnostic tests, which enable ordering healthcare providers to sequence both a cancer patient’s tissue and blood. Healthcare providers may order multiple tests, either concurrently or longitudinally, even when those distinct tests cover similar genes. Similarly, when a treating healthcare provider orders our tissue-based test, we can provide, and historically have provided when available, distinct test results for DNA and RNA. Effective January 1, 2023, we began billing these tests under separate codes based on American Medical Association guidance and the National Correct Coding Initiative Manual Provider instructions. As of December 31, 2023, approximately 50% of the liquid biopsy tests we provide are ordered in proximity to a solid tissue-based test, and over 85% of our solid tissue-based tests include both RNA and DNA results. In each case, while the ordering physician attests to each distinct test’s medical necessity, there is no guarantee that our retrospective or prospective billing practices will not be challenged or reversed, such as by a demand for repayment, recoupment, or prospective billing policies. Any such attempts could adversely affect our results and operations.

Changes in healthcare laws, regulations and policies could increase our costs, decrease our sales and revenue and negatively impact reimbursement for our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, became law. This law substantially changed the way health care is financed by both commercial payers and government payers, and significantly impacted our industry. The ACA contains a number of provisions that impacted existing state and federal healthcare programs or result in the development of new programs, including those governing enrollments in state and federal healthcare programs, reimbursement changes and fraud and abuse. Our business, financial condition and results of operations have been and will continue to be affected by the ACA, including in ways we cannot currently predict.

Since its enactment, there have been efforts to repeal all or part of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that other challenges to the ACA will be made in the future. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

We anticipate there will continue to be proposals by legislators at both the federal and state levels, regulators and commercial and government payers to reduce healthcare costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of, or the amounts of reimbursement available for our tests from commercial and government payers.

We face risks related to handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials in manufacturing and in our products, and the generation, transportation and storage of waste. We could discover that we or our suppliers are not in material compliance with these regulations. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business, financial condition and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business, financial condition and results of operations.

We could be adversely affected by violations of the FCPA and other anti-bribery laws.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage, as a result of our international operations. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business, financial condition and results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce sufficient intellectual property protection for our Platform and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our Platform, products and other proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we have incurred and may continue to incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business, financial condition and results of operations. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. Our pending and future owned and licensed patent applications may not result in patents being issued which protect our technology, effectively prevent others from commercializing competitive technologies or otherwise provide any competitive advantage. In fact, patent applications may not issue as patents at all. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.

As is the case with other biotechnology companies, our success depends in part on our ability to obtain and maintain protection of the intellectual property we own solely and may own jointly with others or we have licensed and may continue to license from others, particularly patents, in the United States and other countries with respect to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents, and specifically biotechnology patents, is costly, time-consuming and complex, and we may fail to apply for patents on important products, services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. In some cases, the inventions we attempt to patent may have been previously discovered by others and entered the public domain, which may preclude our ability to obtain patent protection for such inventions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Moreover, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to us. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

We own or license numerous U.S. patents and pending U.S. patent applications, with international counterparts in certain countries. It is possible that our or our licensors’ pending patent applications will not result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. If the patent protection provided by the patents and patent applications we own or license is not sufficiently broad to impede such competition, our ability to successfully commercialize our products could be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. Some of our patent rights may be challenged in the future, including at the United States Patent and Trademark Office, or USPTO, in post-grant proceedings, at the European Patent Office, or EPO, in opposition proceedings. We may not be successful in defending any such challenges made against our owned or licensed patents or patent applications. Any successful third-party challenge to such patent rights could result in their unenforceability or invalidity and increased competition to our business. We have challenged and may choose to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights are highly uncertain. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for analyzing or comparing DNA sequences.

In particular, the patent positions of companies engaged in the development and commercialization of genomic and algorithmic diagnostic tests, like our current products and services, and our future products, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes an abstract idea, natural phenomenon or law of nature is uncertain, and it is possible that certain aspects of genetic or algorithmic diagnostics tests would be found not patentable. Accordingly, the evolving legal and administrative standards around the world, including in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many foreign jurisdictions do not favor the enforcement of patent rights and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patent rights and other violations of our intellectual property rights thereunder. Proceedings to enforce our patent rights and other intellectual property protection in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our Platform and products.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary products, methods and technologies that are patentable.

Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our products or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings, to attack the validity of a patent. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence might not be sufficient to invalidate the claim if presented in a district court action. Accordingly, third parties have used and may continue to use the USPTO proceedings to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding our or our licensors’ prosecution of patent applications and enforcement or defense of issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

The patent positions of companies engaged in the development and commercialization of biotechnology and software are particularly uncertain. Court rulings may narrow the scope of patent protection available in certain circumstances and weaken the rights of patent owners in certain situations. We cannot predict how decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition and results of operations. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Issued patents covering our Platform or products could be found invalid or unenforceable if challenged.

Our owned and licensed patents and patent applications may be subject to priority, validity, inventorship and enforceability disputes. If we or our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable and we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization the products we may develop. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our owned and licensed patents may be challenged in courts or patent offices in the United States and abroad. Some of our owned or licensed patent rights may be challenged at a future point in time in opposition, derivation, re-examination, inter partes review, post-grant review or interference proceedings and other similar proceedings in foreign jurisdictions. Any successful third-party challenge to our patent rights in this or any other proceeding could result in the narrowing, unenforceability or invalidity, in whole or in part, of such patent rights, which may lead to increased competition to our business, which could harm our business, financial condition and results of operations. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize our current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our Platform and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the

USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Our licensors may also license patent rights to others, and we may not be aware of such licenses before they are granted or such licenses may be subject to disputes or uncertainties that affect patent rights licensed by us or could limit our ability to enforce such patent rights. If third parties bring actions against our owned or licensed patent rights, we could experience significant costs and management distraction.

In patent litigation in the United States or abroad, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Similar claims may also be raised before administrative bodies in the United States or abroad, even outside the context of litigation, through mechanisms including re-examination, post-grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patent rights in such a way that they no longer cover our Platform and products. The outcome of patent litigation or patent office proceedings following assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our Platform and products. Such a loss of patent protection could have a material adverse impact on our business, financial condition and results of operations.

We and our licensors may initiate or become involved in legal proceedings against a third party to enforce a patent covering our Platform or one of our products. Defendants in such proceedings could counterclaim that the patents covering our Platform or product are invalid or unenforceable and could institute legal proceedings to challenge such patents both in court and before patent offices.

The intellectual property landscape in the next generation sequencing, generative AI, and other fields in which we operate continues to evolve in ways that may impact our business. For example, we are aware of patent litigation involving certain disciplines in which we operate, such as liquid biopsy sequencing methods and minimal residual disease testing methods. Many of our competitors are or have been party to these suits, including Guardant Health, Inc., or Guardant, Haystack Oncology, Inc., Invitae Corp., Illumina, Inc., Natera, Inc., NeoGenomics Laboratories, Inc., Personalis, Inc., TwinStrand Biosciences, Inc., and others, and, as a result, we have monitored and continue to monitor their developments and their potential impact on us. In addition, on June 11, 2024, Guardant filed a complaint for patent infringement against us alleging that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys’ fees. Given the uncertainty of outcomes of patent litigation disputes, we have not determined whether our products and services could be subject to potential additional claims of patent infringement based on the patents at issue in these or other cases, whether we may need to modify or change any existing or planned sequencing procedures, or whether any of the patents at issue are valid or enforceable against us. However, it is possible that we will be subject to additional claims of patent infringement and that we may need to either modify our existing or future sequencing methods or license intellectual property from third parties, both of which could be time consuming and expensive.

From time to time we may receive notifications from third parties purportedly asserting certain intellectual property rights with respect to our products and services. For example, on September 21, 2023, SEngine Precision Medicine LLC (including its predecessor corporation SEngine Precision Medicine, Inc.), or SEngine, a company we acquired on October 3, 2023, received a letter from an attorney representing HUB Organoids IP B.V., or HUB Organoids, which states that SEngine’s PARIS® test methodologies “appear to share similarities with methods that the HUB has used in its own organoid work.” Similarly, on January 30, 2024, we received a letter from an attorney representing Molecular Loop Biosciences, Inc., which states that “[a]fter reviewing specific products made, used or sold by Tempus, Molecular Loop believes that Tempus requires a license to several of the patents in Molecular Loop’s patent portfolio.” While the letter received on behalf of HUB Organoids contains no specific allegations that SEngine infringes certain patents controlled by HUB Organoids referenced in the letter, and while the letter received on behalf of Molecular Loop contains only generalized allegations that Tempus may infringe certain patents controlled by Molecular Loop referenced in the letter, if any claims against us were made by these parties, including any claim that any portion of our products and services infringes any of the referenced patents, we would defend against such claims, however, there can be no assurances that any such defense would be successful. Moreover, if we are subject to claims of patent infringement, we may need to modify existing methods governing use of our products and services, or license third party intellectual property, at some point in the future, which may be time consuming and expensive or may not be technically feasible.

We rely on licenses from third parties to provide certain products, and if we lose these licenses or if our rights under these licenses are limited, then our business will be adversely impacted.

We are, and we may acquire companies that are, party to various license agreements that grant us rights to use certain intellectual property, including de-identified patient data, AI software, and certain patents and patent applications, typically in certain specified fields of use. Such license agreements impose, and future agreements may impose, various obligations, such as diligence, development, payment, royalty, sublicensing and other obligations on us in order to maintain the licenses. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Our future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

If these licenses are terminated, or if the underlying intellectual property rights fail to provide the intended rights and protections, our ability to develop and commercialize products and technology covered by these license agreements would be limited or lost, and our competitors or other third parties might have the freedom to develop, produce, seek regulatory approval or certification of, or to market, products identical or similar to ours and we may be required to cease our development and commercialization activities. Our actual or potential licensors could also take action with respect to our licensed intellectual property that may decrease the value of such licensed intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Moreover, disputes could arise with respect to any aspect of our license agreements, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our financial or other obligations under the license agreement;

•	the extent to which our Platform, products, and processes infringe, misappropriate, or otherwise violate the intellectual property of the licensor that is not subject to the licensing agreement;

•	the licensing of patent and other rights controlled by our licensors or developed under our collaborative development relationships to others;

•	the sublicensing of patent and other rights;

•	the inventorship and ownership of inventions and know-how licensed to us or resulting from the joint creation or use of intellectual property by our licensors, us and/or our partners; and

•	the validity, enforceability or priority of licensed patent rights.

If we do not prevail in such disputes, we may lose any of such license agreements, the license agreements may not be meaningful for our business and operations, and we may be subject to unnecessary or additional payment obligations.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements could be susceptible to multiple interpretations. The resolution of any such contract interpretation disagreement could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, if disputes over licensed intellectual property impair our ability to enforce licensed intellectual property against third parties or use it to defend ourselves in litigation, the value of such licensed intellectual property may be diminished.

Additionally, our licenses may be subject to certain rights of third parties, and, as a result, our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology. Such licenses may be subject to reservations of rights including certain non-commercial rights reserved by universities and certain rights retained by the U.S. government, including march-in rights. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

If we fail to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product, which could have a material adverse effect on our business, financial condition and results of operations. If any of these license agreements is terminated, if the licensor fails to abide by the terms of the license agreement, if the licensor fails to prevent infringement, misappropriation, or other violations by third parties, or if the licensed patent or other rights are found to be invalid or unenforceable, we may lose our rights to develop and market our technology, may be unable to achieve our business goals and our results of operations and financial condition could be adversely affected. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our products. Absent the license agreements, we could infringe, misappropriate or otherwise violate patents or other intellectual property rights subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and be a distraction to management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees, costs and expenses, royalties or, be enjoined from selling our products and services, including our tests, which could adversely affect our ability to offer products and our business, financial condition and results of operations.

If we cannot license and maintain rights to use third-party intellectual property on reasonable terms, we may not be able to successfully commercialize our products. Our licensed or acquired technology may lose value or utility over time.

From time to time, we may identify third-party intellectual property we may need, including to develop or commercialize new products. We may also need to negotiate licenses before or after introducing a commercial product, and we may not be able to obtain necessary licenses to such intellectual property. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement, misappropriation, or other violations by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business, financial condition and results of operations may suffer. In addition, any technology licensed or acquired by us may lose value or utility, including as a result of a change in the industry, in our business objectives, others’ technology, our dispute with the licensor, and other circumstances outside our control. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of the cost of products and affect the margins on our products. If we are unable to negotiate reasonable royalties or if we have to pay royalties on technology that becomes less useful for us or ceases to provide value to us, our profit margin will be reduced and we may suffer losses.

We may not be able to protect or enforce our intellectual property rights adequately throughout the world.

Filing, prosecuting and defending patents and trademarks on our Platform and products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some territories outside the United States are less extensive than those in the United States. In some cases, we or our licensors may not be able to obtain patent or trademark protection for certain technology outside of the United States. In addition, the laws of some foreign countries and regions do not protect intellectual property rights to the same extent as the federal and state laws in the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions where we do pursue patent or trademark protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all jurisdictions, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not pursued and obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Our patents or other intellectual property rights existing outside the United States may not be effective or sufficient to prevent them from competing. Similarly, intellectual property rights may be exhausted in certain situations, and others could import our products sold abroad and compete with us domestically.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries and regions, and particularly developing countries, do not favor the enforcement of patents, trademarks, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violations of our patents, trademarks or other intellectual property, or marketing of competing products in violation of our intellectual property rights generally in such jurisdictions. Proceedings to enforce our patent or other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to protect the confidentiality of our trade secrets, the value of our Platform and other technology could be materially adversely affected and our business could be harmed.

In addition to pursuing patents on our Platform and other technology, we take steps to protect our intellectual property and proprietary know-how and technology that is not patentable or that we elect not to patent, including certain of our algorithms and software. We seek to protect our trade secrets and proprietary know-how and technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized use or disclosure. If we are required to assert our rights against such party, it could result in significant cost and distraction.

Monitoring unauthorized use or disclosure is difficult, and we do not know whether the steps we have taken to prevent such use or disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, trade secrets can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached and we may not have adequate remedies for any breach. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed trade secrets of their former employers.

We have employed or engaged and expect to employ or engage individuals who were previously employed at or associated with universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we have in the past been, and may again in the future be, subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we lose, in addition to paying monetary damages, we may be deprived of valuable intellectual property and face increased competition. A loss of key research personnel or work product could hamper or prevent our ability to commercialize potential products, which could harm our business. Even if we are successful in defending against these claims, litigation could result in damage to our reputation and substantial costs and be a distraction to management and affected individuals.

We may not be able to protect and enforce our trademarks and we could infringe or otherwise violate others’ trademarks and if our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest.

We have not yet registered trademarks in all of our potential markets, although we have registered Tempus and certain diagnostic test names for certain classes of goods and services in the United States. If we apply to register additional trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced and our trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on or otherwise violating another mark. For example, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. Such proceedings can be expensive and time-consuming, particularly for a company of our size. If we do not timely register and enforce marks used in connection with our Platform or products, we may encounter difficulty in enforcing them against third parties, and if these marks are registered by others, we could infringe or otherwise violate such trademarks.

We may not be able to protect our rights to these trademarks, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement or other violation claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims challenging the inventorship or ownership of our owned or licensed intellectual property or claims asserting ownership of what we regard as our own intellectual property.

While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own may have a material adverse effect on our business, financial condition and results of operations. In addition, former employees may refuse to assign certain intellectual property rights to us, even though we have agreements requiring them to do so. Our ability to enforce our contractual rights may require us to seek legal action, which could be costly and time-intensive.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in or right to our owned or licensed patents, trade secrets or other intellectual property. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing such intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending against any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use, valuable intellectual property. An inability to incorporate such technologies or features would harm our business and may prevent us from successfully commercializing our products or at all. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products. Even if we are successful in defending against such claims, litigation could result in damage to our reputation and substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are and may in the future become involved in litigation and other legal proceedings alleging that we are infringing, misappropriating or otherwise violating third-party intellectual property rights, or asserting our intellectual property rights, which could be time-intensive and costly and may adversely affect our business, financial condition and results of operations.

We are and may become involved with litigation or USPTO actions with various third parties. For example, on June 11, 2024, Guardant filed a complaint for patent infringement against us alleging that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys’ fees. We expect that the number of such types of claims may increase as the number of our products grows, and the level of competition in our industry segments increases. Given the vast number of patents in our field of technology, we cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies and institutions have filed, and continue to file, patent applications related to the development and commercialization of genomic and algorithmic diagnostic tests. Some of these patent applications have already been allowed or issued and others may issue in the future. Since this area is competitive and of strong interest to biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. If a patent holder believes the manufacture, use, sale or importation of our products infringe its patent, the patent holder may sue us even if we own or have licensed other patent protection for our technology. The biotechnology industry is characterized by extensive and complex litigation regarding patents and other intellectual property rights. Moreover, we face and expect to continue to face allegations of patent infringement, and we may face claims regarding such allegations, from nonpracticing entities that have no relevant product revenue and against whom our owned or licensed patent portfolio may therefore have no deterrent effect. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, or requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses if we are found to have willfully infringed) and ongoing royalties.

Litigation may be necessary for us to enforce our intellectual property and proprietary rights or to determine the scope, coverage and validity of the intellectual property and proprietary rights of others. The outcome of such lawsuits, as well as any other litigation or proceeding, is inherently uncertain and might not be favorable to us. Further, we could encounter delays in product introductions, or interruptions in the sale of products, as we develop alternative products. In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. If we do not prevail in such legal proceedings, we may be required to pay damages, and we may lose significant intellectual property protection for our products, such that competitors could copy our products. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

As we move into new markets and applications for our Platform or products, incumbent participants in such markets may assert their patents and other intellectual property or proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. As our business matures and our public profile grows, we may also be subject to an increased number of allegations of patent infringement, whether by our competitors or other patent owners, both in the United States and throughout the world wherever we seek to commercialize our products. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, while we can assert our own patents or other rights during litigation, our own patents may provide little or no deterrence or protection against patent holding companies or other patent owners who have no relevant product or service revenue. Therefore, our commercial success may depend in part on our non-infringement of the patents or other rights of third parties and on our success in defending ourselves in litigation.

However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding proceedings before foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products. As the intelligent medicine and healthcare data analytics industries expand and more patents are issued, the risk increases that our Platform or products may be subject to claims of infringement of the patent rights of third parties. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and our competitors have asserted and may in the future assert that our Platform or products infringe, misappropriate or otherwise violate their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets, and we may enforce our owned or licensed intellectual property rights against our competitors and other parties.

Third parties may assert that we are employing their patents, proprietary technology or trade secrets without authorization. By interacting with us, our licensors may learn more about our business or technology and could assert additional patent rights against us, such as patent rights that are not currently licensed to us or patent rights that may be obtained by any such licensors in the future, which may occur if such patent rights are not available for licensing or if they are not offered on acceptable or commercially reasonable terms. Because patent applications can take many years to issue and are not publicly available until a certain period of time passes from filing, there may be currently pending patent applications which may later result in issued patents that our current or future products and services may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may develop or obtain patents with our Platform or products in mind and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our technology. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there can be no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our technology did not infringe any such claims. Further, even if we were successful in defending against any such claims, such claims could require us to incur substantial costs and divert financial resources and the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can, for example, because they have substantially greater resources.

If any third-party patent were to be asserted against us, there can be no assurance that any defenses will be successful. If our defenses to such assertion were unsuccessful, the third-party making claims against us may be able to obtain injunctive or other relief, including by court order, which could block our ability to develop, commercialize and sell certain products, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products. Further, we may be required to redesign our technology in a non-infringing manner which may not be commercially feasible. We could also be required or may choose to obtain a license from such third party to continue developing, manufacturing and marketing our technology. However, we may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product introductions while we attempt to develop alternative products to avoid infringing third-party patents or otherwise violating proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our business and our ability to gain market acceptance for our products. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition and results of operations.

Obtaining and maintaining our patent and trademark protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications and trademarks and trademark applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications and trademarks and trademark applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel to pay these fees due to U.S. and non-U.S. patent and trademark agencies. The USPTO and various foreign governmental patent and trademark agencies require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent and trademark application processes. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or forfeiture of the patent or patent application or trademark or trademark application and thus the partial or complete loss of patent or trademark rights in the relevant jurisdiction. Such an event would allow our competitors to enter the unprotected market and have a material adverse effect on our business, financial condition and results of operations.

Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our Platform or products are obtained, once the patent life has expired, we may be open to competition. Given the amount of time required for the development, testing and regulatory review of our new products, patents protecting them might expire before or shortly after they are commercialized. As a result, our owned and licensed patent portfolio may not provide us with a sufficient exclusivity period to exclude others from commercializing products similar or identical to ours.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to ours, but that are not covered by the claims of the patents that we license or may own in the future;

•

we, or our license partners or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

•	we, or our license partners or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

•	issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

•	others may have access to the same intellectual property rights licensed to us in the future on a nonexclusive basis;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents or other intellectual property rights of others may have an adverse effect on our business; or

•	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products or may require us to publicly disclose our proprietary software.

Our products contain software tools licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement or other violation claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open source software or provide software services at no cost to the user, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales and revenue. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software, seeking enforcement of open source license provisions, asserting ownership of open source software incorporated in products and demanding compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our Platform and systems. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our products.

There is little legal precedent and the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our product, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

In addition, to the extent we use open source technologies or licensed third-party technologies in our AI Applications product line, those products may be subject to similar concerns or even unanticipated or unknown risks given the nascency of the industry and the types of products we intend to develop and deploy. For example, developers of open source technologies and third-party licensors may not adhere to the same or similar standards that we adhere to in the development, validation, training and maintenance of AI models. To the extent such third parties’ standards fall below a certain level and go undetected during our diligence and evaluation of such technologies, our business could suffer unintended consequences, including a detrimental impact on the patients we serve or the introduction of malware or other information security vulnerabilities into our network architecture.

The legislative, judicial and regulatory landscapes relating to AI are evolving and may impact our ability to use AI, and could limit our ability to operate and expand our business, cause revenue to decline and adversely affect our business.

Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, on May 17, 2024, Colorado became the first state in the United States to pass a law that requires developers of high-risk AI systems to avoid algorithmic discrimination involving certain AI decisions and to extensively document how the high-risk AI system was evaluated for performance and mitigation of algorithmic discrimination. The law also requires documentation of data governance measures used with the training data sets, the intended outputs of the high-risk AI system, how the AI system should and should not be used, and other aspects of the system. The law could require us to significantly alter our use of AI or how we train our algorithms, which could lead to increased costs. The law does not go into effect until February 1, 2026.

Further, on July 12, 2024, the AI Act was published in the Official Journal of the European Union and will follow a phased implementation process with the bulk of its requirements becoming applicable from August 2, 2026 (including the core of the requirements relevant to the “high-risk” systems referred to below). The AI Act will establish, among other things, a risk-based governance framework for regulating AI systems in the EU. This framework would categorize AI systems, based largely on the risks associated with such AI systems’ intended purposes or their capabilities, for example, prohibiting certain “unacceptable” AI practices, classifying certain AI systems as “high-risk” systems that must meet stringent compliance requirements (including various transparency, conformity and risk assessment, monitoring, and human oversight requirements), introducing specific compliance obligations for certain “general-purpose AI systems” (more commonly known as foundation models) with all other AI systems being considered either limited risk (requiring primarily adherence to certain transparency requirements) or low risk. There is a risk that our use of AI may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business.

Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our Chief Executive Officer, Founder and Chairman, who beneficially owns all of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

An active public trading market for our Class A common stock may not continue to develop or be sustained.

Prior to the IPO, there was no public market for our Class A common stock. An active public trading market for our Class A common stock may not continue to develop or be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We have incurred, and expect to further incur, substantial federal and state tax withholding and remittance obligations in connection with the settlement of RSUs that vested in connection with the IPO. The manner in which we fund these tax liabilities may have an adverse effect on our financial condition.

We have incurred, and expect to further incur, substantial federal and state tax obligations in light of the large number of RSUs that vested in connection with the IPO, a portion of which settled at the time of the IPO and the remainder of which will settle during the 180-day period following the date of the IPO (or, subject to certain conditions, a shorter period), or the restricted period. The RSUs granted prior to the date of the IPO vest upon the satisfaction of service-based and performance-based vesting conditions. We used approximately $69.9 million of the net proceeds from the IPO to satisfy federal and state tax withholding and remittance obligations in connection with the net settlement of a portion of the RSUs outstanding as of June 30, 2024 for which the service-based vesting condition was satisfied before June 14, 2024 and for which the performance-based vesting condition was satisfied in connection with the IPO, or the RSU Net Settlement. In connection with the settlement of these RSUs, we withheld certain shares underlying RSUs and remitted federal and state taxes on behalf of the holders of such RSUs at applicable statutory tax withholding rates based on the IPO per share price. For vested RSUs that were not settled in connection with the IPO, we will satisfy related federal and state tax withholding and remittance obligations by requiring such RSU holders to sell a portion of such shares into the market during the restricted period utilizing sell-to-cover, through brokers on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities (the “Additional RSU Settlement”). See “Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.” We expect each settlement and sell-to-cover transaction to extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy federal and state tax withholding obligations, the exact number of shares sold will depend on the sale prices of the Class A common stock in such transactions and our stockholders’ personal tax rates. However, with respect to employees that are not executive officers, if sell-to-cover proceeds are not available at the time taxes must be remitted to state and federal tax authorities, we would need to remit taxes to the relevant tax authorities using cash on hand, which may include cash proceeds generated from the IPO, pending the receipt of such sell-to- cover proceeds. If we are required to remit tax obligations on behalf of our employees without having first received proceeds from their sell-to-cover transactions, we could have significant cash outlays that could have an adverse effect on our financial condition. In addition, shares sold by our Chief Executive Officer and other employees in sell-to-cover transactions may have an adverse effect on the market price of our Class A common stock.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

All of the Class A common stock sold in our IPO is will be freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, or Rule 144, and shares subject to lock-up and market standoff agreements described below.

We, all of our directors, executive officers, and the holders of substantially all of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of the IPO (except for the RSUs previously issued to our employees other than our executive officers, including the RSUs that settled or will settle in connection with the RSU Net Settlement or the vested RSUs that were not settled in connection with the IPO that we will satisfy related federal and state tax withholding and remittance obligations by requiring such RSU holders to sell a portion of such shares into the market during the restricted period utilizing sell-to-cover, through brokers on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, or the Additional RSU Settlement, and the warrants issued to Allen and AstraZeneca), have agreed with the underwriters that, during the restricted period, we and they will not, without the prior written consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock. In addition, the restricted period may be shortened with respect to a portion of the locked-up securities under certain circumstances and the lock-up agreements are subject to a number of important exceptions. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC may release any of the securities subject to these lock-up agreements at any time, subject to applicable notice requirements. In addition to the restrictions contained in the lock-up agreements, we have entered into market standoff agreements with substantially all of our RSU holders, including holders of the RSUs that settled or will settle in connection with the RSU Net Settlement and the Additional RSU Settlement, imposing restrictions on the ability of such security holders to offer, sell, contract to sell, pledge, hypothecate, grant any option to purchase or make any short sale of, or otherwise dispose of any shares of our common stock or any rights to acquire our common stock during the restricted period, subject to earlier release at any time by us. If not earlier released, all of the shares of Class A common stock not sold in the IPO will become eligible for sale upon the expiration of the restricted period, except for any shares held by our affiliates as defined in Rule 144.

In addition, pursuant to certain exceptions in the lock-up agreements and because of our ability to release RSU holders early under the market standoff agreements, certain shares of our Class A common stock may be sold in the open market by our employees, including our Chief Executive Officer, during the restricted period described above in sell-to-cover transactions in order to satisfy tax withholding obligations in connection with the settlement of RSUs for shares of our Class A common stock as follows:

Date First Available for Sale into the Market	Number of RSUs Expected to Settle	Approximate Number of Shares of Class A Common Stock Expected to be Sold in Sell-to-Cover Transactions(1)
September 12, 2024	5,373,611	2,246,748
October 11, 2024	5,373,611	2,246,748

(1)

Assumes an estimated 42% tax rate. Includes an estimated approximately 807,188 shares that may be sold on or after each of the 91st and 120th day following the date of our IPO in respect of settlement of RSUs held by our Chief Executive Officer.

The dates and numbers above are estimates. We expect each settlement and sell-to-cover transaction to extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy tax withholding obligations, the exact number of shares sold will depend on the sale prices of the Class A common stock in such transactions and our stockholders’ personal tax rates. In addition, if additional net settlement transactions occur on or prior to the dates set forth above, the number of shares of Class A common stock to be sold in each sell-to-cover transaction will be reduced proportionally.

In addition, there were 210,000 shares of Class A common stock issuable upon the exercise of a stock option outstanding as of June 30, 2024. We intend to register all of the shares of Class A common stock issuable upon the exercise of the outstanding option, settlement of outstanding RSUs and other equity incentives we may grant in the future for public resale under the Securities Act.

AstraZeneca holds an outstanding warrant, pursuant to which AstraZeneca has the right to purchase $100 million in shares of our Class A common stock at an exercise price equal to the public offering price in our IPO. The shares of Class A common stock will become eligible for sale in the public market to the extent such warrant is exercised, subject to the market standoff provision included in such agreement and compliance with applicable securities laws. In addition, pursuant to the Warrant Net Exercise, Allen, an underwriter in our offering, received 109,459 shares of Class A common stock following our IPO. The shares of Class A common stock issued pursuant to the Warrant Net Exercise will become eligible for sale in the public market, subject to the market standoff provision contained in the Allen warrant agreement and compliance with applicable securities laws.

Further, based on shares outstanding as of June 17, 2024, the closing date of our IPO, holders of approximately 130,107,420 shares of Class A common stock and 5,043,789 shares of Class B common stock, or approximately 87.7% of our capital stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Sales, short sales, or hedging transactions involving our equity securities, whether before or after our IPO and whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.

The lock-up agreements relating to the IPO are subject to a number of important exceptions and the restricted period pursuant to such lock-up agreements or the market standoff agreements with our RSU holders may be shortened. In addition, a significant number of shares may be sold in sell-to-cover transactions and we may issue a significant number of shares as consideration in certain transactions, including during the restricted period. As a result, a large number of shares of Class A common stock may become available for resale in the immediate future, including within 180 days after the date of the final prospectus filed in connection with the IPO, which could materially depress the market price of our Class A common stock.

Although we, all of our directors, executive officers, and the holders of substantially all of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of the IPO (except for the RSUs previously issued to our employees other than our executive officers, and the warrants issued to Allen and AstraZeneca) have agreed with the underwriters that, until December 10, 2024, which is 180 days after the date of the final prospectus filed in connection with the IPO, we and they will not offer, sell, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock, such lock-up agreements are subject to a number of important exceptions. For example, at any time during such period, we may agree to issue or issue up to 15.0% of the total number of shares of our common stock outstanding immediately following the issuance of our Class A common stock in the IPO, or 24,724,891 shares, in connection with an acquisition, merger, joint venture, strategic alliance, commercial or other collaborative relationship or certain other transactions. In addition, under the market standoff agreements that we have entered into with substantially all of our RSU holders, we have the right to release early some or all shares of our Class A common stock issuable pursuant to such RSUs, subject to the consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC.

Moreover, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC may release any of the securities subject to these lock-up agreements at any time. In the event that any officer, director or other holder holding in excess of 1% of our outstanding shares of common stock is granted an early release from the lock-up restrictions with respect to our securities in an aggregate amount in excess of 1% of our outstanding shares of common stock (whether in one or multiple releases), then every other person subject to lock-up automatically will be granted an equivalent early release from its obligations under the lock-up agreement on a pro rata basis.

Each of the events described above may occur independently of the other events. As a result of any such event or any combination thereof, a large number of shares of our Class A common stock may become available for resale in the immediate future, including before December 10, 2024, which is 180 days after the date of the final prospectus filed in connection with the IPO, which may materially depress the market price of our Class A common stock. In addition, some or all of these events may occur in close proximity or simultaneously, which may exacerbate their impact on the market price of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

While we have in the past paid dividends to holders of our convertible preferred stock, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our IPO; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

In addition to the effects of our dual class structure, provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as they are in effect as of the completion of our IPO, may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative claim or cause of action brought on our behalf;

•	any claim or cause of action asserting a breach of fiduciary duty;

•	any claim or cause of action against us arising under the Delaware General Corporation Law;

•	any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any claim or cause of action against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition and results of operations.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the pricing of our products;

•	our ability to service or pay down existing or future debt obligations;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our Platform and products, including changes in the regulation of data or in the structure of healthcare payment systems;

•	announcements by us or our competitors of significant business developments, acquisitions, or new products;

•	significant data breaches, disruptions to or other incidents involving our products;

•	our involvement in litigation or governmental investigations;

•

future sales of our Class A common stock by us or our stockholders, including as a result of sell-to- cover transactions during the restricted period, as well as the anticipation of sell-to-cover transactions, lock-up releases or the expiration of the related restricted period;

•	changes in senior management or key personnel;

•	the issuance of new or changed securities analysts’ reports or recommendations;

•	the trading volume of our Class A common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	economic and market conditions in general, or in our industry in particular.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock following the completion of our IPO is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, such as maintaining directors’ and officers’ liability insurance. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs, and any such costs may adversely affect our business, financial condition and results of operations.

General Risk Factors

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 global pandemic.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 global pandemic. For example, the COVID-19 global pandemic and the various attempts throughout the world to contain it created significant volatility, uncertainty and disruption.

We experienced significant reduction in access to our customers, including restrictions on our ability to market and distribute our tests and to collect samples. Our partners, vendors and customers similarly had their operations altered or temporarily suspended. Due to impacts and measures resulting from the COVID-19 pandemic, we experienced and could again experience unpredictable reductions in the demand for our tests as healthcare customers divert medical resources and priorities toward the treatment of the virus. To the extent the COVID-19 pandemic causes severe disruption again in the future, vendors of equipment and reagents for our operations could also reduce production or even go out of business, resulting in supply constraints for us. The COVID-19 pandemic resulted in, and could continue to cause, increased costs or delays to production and development of our products.

The COVID-19 pandemic has also led to uncertainties related to our growth, forecast and trends. Our historic results such as revenue, operating margins, cash flows, tests performed, and other financial and operating metrics, may not be indicative of our results for future periods. For example, following a reduced demand for COVID-19 testing, we stopped offering COVID-19 PCR diagnostic tests in the first quarter of 2023. Increases in the number of diagnostic tests performed by us prior to the COVID-19 pandemic may reflect an acceleration of growth that we may not see during or after the COVID-19 pandemic.

While these effects have subsided and continue to subside, the full extent to which the COVID-19 pandemic may continue to impact our performance, financial condition, volume of business, results of operations and cash flows will depend on future developments that are uncertain and cannot be accurately predicted. We cannot assure you that these effects will remain reduced in the future, including due to potential new public health outbreaks. To the extent future public health outbreaks adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may acquire businesses, form joint ventures or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.

We have made acquisitions of businesses, technologies and assets and may pursue additional acquisitions in the future, one or more of which may be substantial. We also may pursue strategic alliances and additional joint ventures that leverage our Platform and industry experience to expand our product offerings or distribution. We have limited experience with acquisitions, joint ventures and forming strategic partnerships. We compete for those opportunities with others including our competitors, some of which have greater financial or operational resources than we do. We may not be able to identify suitable acquisition candidates or strategic partners, we may have inadequate access to information or insufficient time to complete due diligence, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Difficulties in assimilating acquired businesses include redeployment or loss of key employees and their severance, combination of teams and processes in various functional areas, reorganization or closures of facilities, relocation or disposition of excess equipment, and increased litigation, regulatory and compliance risks, any of which could be expensive and time consuming and adversely affect us. Integration of an acquired business also may disrupt our ongoing operations and require management resources that we would otherwise focus on developing our existing business. In addition, any acquisition could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. We may also experience losses related to investments in other companies, which could have a material negative effect on our business, financial condition and results of operations. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

We evaluate opportunities for transactions of these types from time to time. For example, on May 18, 2024, we entered into the Joint Venture Agreement (the “Joint Venture Agreement”), by and among us, SoftBank Group Corporation (“SoftBank”), SoftBank Group Japan Corporation and Pegasos Corp. (the “Joint Venture”), pursuant to which the Joint Venture will engage in certain business activities in Japan similar to those conducted by us in the United States, including performing clinical sequencing, organizing patient data, and building a real world data business in Japan. On July 18, 2024, we and SoftBank initially capitalized the Joint Venture with ¥30,000,000,000, split evenly between the two parties and each received 50% of the Joint Venture’s outstanding capital stock and board seats. We have limited experience forming joint ventures and we may not realize the anticipated benefits of the Joint Venture. We may also realize losses related to our investment in the Joint Venture, which could have a material negative effect on our business, financial condition and results of operations.

To finance any acquisitions, joint ventures or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. During the period ending on December 10, 2024, which is 180 days after the date of the Final Prospectus filed in connection with the IPO, we are permitted to issue up to 15.0% of the total number of shares of our common stock outstanding immediately following this offering in connection with acquisitions, joint ventures, commercial agreements or other similar arrangements. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Under current law, U.S. federal net operating losses, or NOLs, incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely to offset future taxable income, but the deductibility of such U.S. federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss, carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether one or more ownership change for purposes of Section 382 or 383 have occurred since our inception. For purposes of Section 382 or 383, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Therefore, if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows. These changes may adversely affect our future cash flow.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and we could be subject to tax liabilities with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or that we are not required to collect such taxes with respect to the jurisdiction. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest or future requirements may adversely affect our results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions. It is possible that interpretation, industry practice and guidance may evolve as we work toward implementing these new accounting standards. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of analysts and investors, resulting in a decline in the market price of our common stock.

We are highly dependent on the services of Eric Lefkofksy and other members of our senior management team and the loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, sales representatives and business development managers could adversely affect our business, financial condition and results of operations.

Our success depends on the skills, experience and performance of key members of our senior management team. In particular, we are highly dependent on the services of Eric Lefkofsky, our Founder, Chief Executive Officer, and Chairman of our board of directors. Mr. Lefkofsky spends substantially all of his professional time with us, and he is highly active in our management; however, he does devote some of his time and attention to other endeavors. Mr. Lefkofsky is also a co-founder and serves as Executive Chairman of the board of Pathos AI, Inc., an AI-enabled drug development company that has entered into an agreement with us, is the managing partner and co-founder of Lightbank LLC, a private venture capital firm specializing in investments in technology companies that has invested in us, and is a trustee of the Lefkofsky Family Foundation. Mr. Lefkofsky’s participation in and attention to these other endeavors may impact our business. In October 2022, for example, Lightbank and the Lefkofsky Family Foundation experienced a cybersecurity incident in which third party hackers gained access to Lightbank’s internal computer services and were able to exfiltrate data regarding Lightbank’s historical business practices and Mr. Lefkofsky’s personal financial information. While the incident did not involve or impact Tempus’ systems, this security breach or others like it could indirectly impact Tempus.

In addition, we depend on the services of our Chief Operating Officer, Ryan Fukushima. Mr. Fukushima is a co-Founder of Pathos AI, Inc. and currently serves as its interim Chief Executive Officer. Under the terms of his employment agreement with Tempus, Mr. Fukushima devotes no less than 50% of his professional activities to Tempus.

The individual and collective efforts of Mr. Lefkofsky, Mr. Fukushima and our other employees will be important as we continue to develop our Platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team, or the inability of such individuals to devote sufficient time to our endeavors, could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers have entered into employment agreements with us, they are at-will employees and we cannot guarantee their retention for any period of time. We do not maintain “key person” insurance on any of our employees, including Mr. Lefkofsky. Additionally, we have a number of key employees whose equity ownership in our company gives them a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us or at all.

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratories in Chicago, Atlanta and Raleigh. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, we may have difficulties locating, recruiting or retaining qualified sales representatives and business development managers, as well as software engineers. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. Our employees also are subject to certain post-employment noncompete obligations; however, on April 23, 2024, the FTC voted to finalize a rule banning almost all post-employment noncompetes, subject to narrow exceptions, including existing non-compete agreements with “senior executives” (as defined under the rule). If the FTC ban becomes effective, as expected, and is implemented and these noncompete obligations are therefore deemed to be unenforceable, our competitors may be more successful in recruiting our employees.

Further, certain macroeconomic conditions, which have been referred to as the Great Resignation, may result in higher than normal attrition in the sectors in which we operate, and in our business in particular. Our ability to manage human capital, and attract and retain the resources necessary to operate our business successfully, may suffer as a result.

We previously identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Upon completion of our IPO, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, or Section 404, so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.

In connection with the preparation of our consolidated financial statements, we identified a material weakness in our internal control over financial reporting as of December 31, 2021, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of technical accounting and financial reporting knowledge and experience commensurate with our financial reporting requirements.

We determined the material weakness described above has been remediated as of December 31, 2022 as management has completed the design and implementation of controls over technical accounting and financial reporting, including the hiring of a Chief Accounting Officer and other key technical accounting and financial reporting roles to further develop and document our accounting policies and financial reporting procedures, including ongoing senior management review.

Refer to Item 4. Controls and Procedures for management’s assertion with respect to the effective disclosure controls and procedures in place as of the end of the period covered by this Quarterly Report on Form 10-Q.

Despite remediating the material weakness described above, we can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. If our management is unable to conclude that we have effective internal controls over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated, communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, CMS and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations, lawsuits or other actions stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or comparable foreign programs, or from coverage of commercial payers, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, which could have a significantly adverse impact on our business, financial condition and results of operations. Whether or not we are successful in defending against such actions, we could incur substantial costs and expenses, including legal fees, and divert the attention of management from the operation of our business.

Legal claims and proceedings could adversely impact our business.

We have been and may in the future be subject to threatened or actual legal claims and regulatory proceedings. We consider our historical experiences with such claims and proceedings to be in the normal course of our business or typical for our industry; however, it is difficult to assess the outcome of these matters, and we may not prevail in any current or future proceedings or litigation. For example, we have received a demand from a significant stockholder to provide certain of our books and records pursuant to Section 220 of the Delaware Corporation Law, and any future litigation related to this request could materially adversely affect us. Regardless of their merit, any threatened or actual claims or proceedings can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters.

Certain of our officers, directors and principal stockholders may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.

Certain of our officers, directors and principal stockholders are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice or services to businesses that may directly or indirectly compete with our business or be suppliers or customers of ours. These persons may also pursue acquisitions that may be complementary to our business or enter into lines that we may otherwise be well positioned to enter, and, as a result, those acquisition opportunities may not be available to us. For example our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, is a co-founder and serves as Executive Chairman of the board of Pathos AI, Inc., a company engaged in the discovery and development of therapeutics and with whom we have a commercial relationship, as well as Lightbank LLC, a private venture capital firm specializing in investments in technology companies. Our charter provides that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor or other affiliate of our principal stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.

If we were to be sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our products could lead to the filing of product liability claims were someone to allege that our products identified inaccurate or incomplete information regarding the sample or information analyzed, reported inaccurate or incomplete information concerning the available therapies for a disease, or otherwise failed to perform as designed. We may also be subject to professional liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

We maintain product and professional liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability or professional liability lawsuit could damage our reputation or cause current clinical customers to terminate existing agreements with us and potential clinical customers to seek other partners, any of which could adversely impact our results of operations.

We depend on information technology systems, including on-premises, co-located and third-party data centers and platforms, and any interruptions of service or failures may impair and harm our business, financial condition and results of operations.

We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our AI algorithms, our knowledge management system, and our customer reporting. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. In addition, our third-party provider of billing and collections services for late-stage clinical testing in the United States depends upon technology and telecommunications systems provided by its outside vendors.

We also rely on on-premises, co-located and third-party infrastructure throughout the United States to perform computationally demanding analysis tasks for our algorithmic diagnostic products and our data business, as well as for our research and development program and for other business purposes. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of the servers upon which we rely are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from preparing and providing reports to physicians, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business.

In the event of any technical problems that may arise in connection with our on-premises, co-located or third-party data centers, we could experience interruptions in our ability to provide AI-enabled products to our customers or in our internal functions, including research and development, which rely on such services, or to operate the other administrative aspects of our business. Interruptions or failures may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, worms, ransomware, security attacks, fraud, spikes in customer usage and denial of service issues. Interruptions or failures in our data analytics operations may reduce our revenue, result in the loss of customers, adversely affect our ability to attract new customers or harm our reputation. Significant interruptions to our research and development programs could cause us to delay the introduction of new products or improvements to existing products, which could adversely impact our business, financial condition, results of operations and the competitiveness of our products. In such events, our insurance policies may not adequately compensate us for losses that we may incur but such events could subject us to liability and cause us to issue credits or cause customers to abandon our products.

In addition, we currently use the Google Cloud Platform, or Google Cloud, for a substantial portion of our computing, storage, data processing, networking and other services. Any significant disruption of, or interference with, our use of Google Cloud could adversely affect our business, financial condition and results of operations. Google has broad discretion to change and interpret the terms of service and other policies with respect to us, and those actions may be unfavorable to our business operations. Google may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether or altering how we are able to process data in a way that is unfavorable or costly to us. If our arrangements with Google Cloud were terminated, or we are forced to transition to a new cloud provider, we could experience interruptions in our ability to conduct our diagnostic tests or to make our data product available to customers, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Any transition to new cloud providers would be difficult to implement and would cause us to incur significant delays and expense.

Additionally, we are vulnerable to service interruptions experienced by Google Cloud and other providers, and we expect to experience interruptions, delays or outages in service availability in the future due to a variety of factors, including infrastructure changes, human, hardware or software errors, hosting disruptions and capacity constraints. The level of service provided by these providers, or regular or prolonged interruptions in that service, could also affect the use of, and our customers’ satisfaction with, our products and could harm our business and reputation. In addition, hosting costs will increase as our customer base grows, which could harm our business if we are unable to grow our revenue faster than the cost of using these services or the services of other providers. Any of these factors could further reduce our revenue or subject us to liability, any of which could adversely affect our business, financial condition and results of operations.

Cyber-based attacks, security breaches, loss of data and other disruptions in relation to our information systems and computer networks could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.

Cyber-attacks, security breaches, computer virus infections, malware execution, and other incidents could cause misappropriation, exposure, loss or other unauthorized disclosure of confidential data, personal information, materials or information, including those concerning our customers and employees. Increasingly complex methods have been used in cyber-attacks, including ransomware, phishing, supply chain attacks, structured query language injections and distributed denial-of-service attacks. A cyber-attack can also be in the form of unauthorized access to our network resources (or a blocking of authorized access). Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make payment demands, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. Such attacks are difficult to avoid. Although we are not aware of any such breaches or incidents of our or our third-party vendors’ systems or information, we can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security risks, vulnerabilities or threats in the future. The costs of attempting to protect against the foregoing risks and the costs of responding to and remediating systems from a cyber-attack are significant. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a cyber-attack or other security incident and our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and of our customers’ sensitive information. Following a cyber-attack, our and/or our vendors’ remediation efforts may not be successful, and a cyber-attack could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination or availability of sensitive personal information or proprietary information or confidential information about us, our customers or other third parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to adhere to our privacy policy and other published statements about our privacy or cybersecurity practices, or applicable laws concerning our processing, use, transmission and disclosure of protected information, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines and other liability. See “Risk Factors—Risks Related to Our Highly Regulated Industry.” Our collection, processing, use and disclosure of personally identifiable information, including patient and employee information, is subject to privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information in our possession could result in significant liability or reputational harm.”

In the ordinary course of our business, we collect and store sensitive data, including PHI, personally identifiable information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by us or other parties such as customers and payers. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. We also communicate sensitive data, including patient data, through phone, Internet, facsimile, multiple third-party vendors and their subcontractors or integrations with third-party electronic medical records. These applications and data encompass a wide variety of information critical to our business, including research and development information, patient data, commercial information and business and financial information. We face a number of risks related to protecting this critical information, including loss of access, intentional or accidental inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor, audit or modify our controls over such critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to a variety of mechanisms, including administrative, physical and technical measures, intended to protect such information. Although we take measures designed to protect sensitive data from unauthorized access, use, modification or disclosure, no security measures can be perfect or protect against all threats or vulnerabilities and our information technology infrastructure could be vulnerable to hackers, phishing scams, malware, viruses, security flaws, errors by employees or others who have authorized access to our network, and other malfeasance or inadvertent disruptions. Any breach or interruption of our security measures or information technology infrastructure could compromise our networks, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal, state or foreign laws that protect the privacy of personal information, such as HIPAA or HITECH, and regulatory penalties.

Notice of HIPAA breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, including State Attorneys General, and for extensive breaches, notice may need to be made to the media. Such a notice could harm our reputation and our ability to compete. Patient data may be currently accessible through multiple channels, and there is no guarantee we can protect all data from breach or exposure. Unauthorized access, loss or dissemination could disrupt our operations (including our ability to perform our analysis, provide test results, bill payers or patients, process claims and appeals, provide customer assistance, conduct research and development, develop intellectual property, collect, process and prepare financial information, provide information about our tests and continue other patient and physician education and outreach efforts, and manage our business) and damage our reputation, any of which could adversely affect our business, financial condition and results of operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in or cancellation of our regulatory approval or certification efforts and significantly increase our costs to recover or reproduce the lost data. We may also rely on third parties for their products or services on which we depend, and similar events relating to their computer systems could also have a material adverse effect on our business, financial condition and results of operations. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, the further development and commercialization of our product candidates could be delayed. We continue to prioritize security and the development of practices and controls to protect our systems. As cyber threats evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and these efforts may not be successful.

We have contingency plans and insurance coverage for certain potential claims, liabilities, and costs relating to security incidents that may arise from our business or operations; however, the coverage may not be sufficient to cover all claims, liabilities, and costs arising from the incidents, including fines and penalties. In addition, we cannot be certain that insurance for cybersecurity incidents will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. It could be difficult to predict the ultimate resolution of any such incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a security incident or contain any potential loss, it could materially impact our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock will have the effect of concentrating voting control with our Chief Executive Officer, Founder and Chairman, which will limit your ability to influence the outcome of important decisions.

Our Class B common stock has 30 votes per share and our Class A common stock, has one vote per share. Our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, beneficially owned shares representing approximately 64.3% of the voting power of our outstanding capital stock following the completion of the IPO. As a result, Mr. Lefkofsky has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our company or our assets or significant acquisitions, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of voting control limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. In addition, Mr. Lefkofsky serves as an observer on our nominating and corporate governance committee, and accordingly, may have substantial influence over the individuals nominated to serve as directors. As a board member, Mr. Lefkofsky owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Lefkofsky is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Lefkofsky’s control may adversely affect the market price of our Class A common stock.

We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly listed companies but may do so in the future.

Because our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, beneficially owns shares representing in excess of 50% of the voting power of our outstanding capital stock, we are eligible to elect the “controlled company” exemption to the corporate governance rules for publicly listed companies. We have not elected to do so. If we decide to become a “controlled company” under the corporate governance rules for publicly listed companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise harm our trading price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
From April 1, 2024 to June 13, 2024, we granted an aggregate of 1,539,794 RSUs to our employees to
be
settled in shares of our Class A common stock under the 2015 Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds
On June 17, 2024, we completed our IPO in which we issued and sold 11,100,000 shares of Class A common stock, at a public offering price of $37.00 per share. We received net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million. In connection with the closing of the IPO, all shares of our then-outstanding convertible preferred stock automatically converted into an aggregate of 66,640,660 shares of Class A common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-279558), as amended (the “Registration statement”), declared effective by the SEC on June 13, 2024. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and Allen acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSU Net Settlement. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus dated as of June 13, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on June 17, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Disclosure of Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule
10b5
-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below. Sales under each of the following plans will not commence until, at the earliest, the expiration of lock-up restrictions in connection with our IPO.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Eric Lefkofsky, Chief Executive Officer, Founder and Director	Adoption	June 14, 2024	X		Up to 2,000,000 (1)	June 18, 2025
Ryan Fukushima, Chief Operating Officer	Adoption	June 14, 2024	X		Up to 240,000	June 30, 2025
Erik Phelps, Executive Vice President, Chief Administrative and Legal Officer and Assistant Secretary	Adoption	June 14, 2024	X		To Be Determined (2)	June 30, 2025
Andrew Polovin, Executive Vice President, General Counsel and Secretary	Adoption	June 14, 2024	X		To Be Determined (3)	June 30, 2025
James Rogers, Chief Financial Officer	Adoption	June 14, 2024	X		To Be Determined (3)	June 15, 2025
Ryan Bartolucci, Chief Accounting Officer	Adoption	June 14, 2024	X		To Be Determined (3)	June 30, 2025

*	Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**	“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)
Represents the adoption of a Rule 10b5-1 trading plan by each of Blue Media, LLC and Gray Media, LLC, each an entity controlled by Mr. Lefkofsky, providing for the sale of up to 1,600,000 shares of Class A common stock held by Blue Media, LLC and up to 400,000 shares of Class A common stock held by Gray Media, LLC.

(2)
This Rule 10b5-1 trading plan provides for sales of up to approximately 94.8% (calculated on a weighted-average basis) of the net number of shares received upon vesting of an aggregate of 158,418 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

(3)
This Rule 10b5-1 trading plan provides for sales of up to 100% of the net number of shares received upon vesting of an aggregate of 176,447 RSUs with respect to Mr. Polovin, 161,972 RSUs with respect to Mr. Rogers and 35,013 RSUs with respect to Mr. Bartolucci, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent
on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Equity
Award
On August 1, 2024, our board of directors granted 100,000 RSUs pursuant to the 2024 Plan to Ryan Fukushima, our Chief Operating Officer, one fifth of which vest on the first anniversary of June 15, 2024, and 1/20 of which vest quarterly thereafter, provided that Mr. Fukushima remains in continuous service with us through each vesting date. The RSUs to Mr. Fukushima were granted pursuant to the Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2024 Plan, which are filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42130	3.1	June 17, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42130	3.2	June 17, 2024

10.1	Twelfth Amended and Restated Investor Rights Agreement, dated April 30, 2024	S-1	333-279558	10.1	May 20, 2024

10.2#	The Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.4	May 20, 2024

10.3#	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.5	May 20, 2024

10.4#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.6	May 20, 2024

10.5#	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officers.	S-1	333-279558	10.7	May 20, 2024

10.6#	The Registrant’s 2024 Employee Stock Purchase Plan.	S-1	333-279558	10.17	May 20, 2024

10.7†	Joint Venture Agreement, by and among Softbank Group Corporation, Softbank Group Japan Corporation, the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.27	June 5, 2024

10.8†	Data License Agreement by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.28	June 5, 2024

10.9†	Intellectual Property License Agreement, by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.29	June 5, 2024

10.10†	Amendment No. 1 to Strategic Collaboration Agreement, by and between the Registrant and GlaxoSmithKline LLC, dated May 20, 2024.	S-1/A	333-279558	10.30	June 5, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

*	Filed herewith
+

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUS AI, INC.

Date: August 6, 2024	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)