Form 10-Q
period 2024-09-30
Tempus AI, Inc.
filed 2024-11-04
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No☒

As of November 4, 2024, there were 152,401,894 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

September 30, 2024

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$388,006	$165,767
Accounts receivable, net of allowances of $1,154 and $1,115 at September 30, 2024 and December 31, 2023, respectively	145,616	94,462
Inventory	36,138	28,845
Warrant asset	—	5,070
Prepaid expenses and other current assets	31,335	17,295
Marketable equity securities	78,317	31,807
Deferred offering costs	—	7,085
Total current assets	$679,412	$350,331
Property and equipment, net	59,392	61,681
Goodwill	73,365	73,354
Warrant asset, less current portion	—	4,930
Intangible assets, net	14,289	21,916
Investments and other assets	8,692	8,971
Investment in joint venture	103,699	—
Warrant contract asset, less current portion	17,866	21,499
Operating lease right-of-use assets	14,141	20,530
Restricted cash	872	840
Total Assets	$971,728	$564,052

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity (deficit)
Current Liabilities
Accounts payable	49,027	54,421
Accrued expenses	101,985	82,517
Deferred revenue	67,604	64,860
Deferred other income	15,955	—
Other current liabilities	9,913	8,213
Operating lease liabilities	5,894	6,437
Accrued data licensing fees	2,242	6,382
Accrued dividends	—	9,797
Total current liabilities	$252,620	$232,627
Operating lease liabilities, less current portion	26,664	32,040
Convertible promissory note	174,460	193,124
Warrant liability	76,900	34,500
Other long-term liabilities	15,403	19,751
Interest payable	66,529	55,321
Long-term debt, net	264,527	256,541
Deferred other income, less current portion	27,921	—
Deferred revenue, less current portion	12,976	16,768
Total Liabilities	$918,000	$840,672

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, no and 69,803,765 shares authorized at September 30, 2024 and December 31, 2023, respectively; no and 63,525,953 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,130,429 at September 30, 2024 and December 31, 2023, respectively	—	1,105,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Stockholders' equity (deficit)
Class A Voting Common Stock, $0.0001 par value, 1,000,000,000 and 200,228,024 shares authorized at September 30, 2024 and December 31, 2023, respectively; 150,280,363 and 58,367,961 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$15	$6
Class B Voting Common Stock, $0.0001 par value, 5,500,000 and 5,374,899 shares authorized at September 30, 2024 and December 31, 2023, respectively; 5,043,789 and no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	—
Non-voting Common Stock, $0.0001 par value, no and 66,946,627 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024, and 5,205,802 shares issued and 5,060,336 shares outstanding at December 31, 2023	—	0
Treasury Stock, 145,466 shares at September 30, 2024 and December 31, 2023, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,184,926	18,345
Accumulated Other Comprehensive Income	10,208	5
Accumulated deficit	(2,137,820)	(1,396,917)
Total Stockholders' equity (deficit)	$53,728	$(1,382,163)
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity (deficit)	$971,728	$564,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue
Genomics	$116,422	$96,815	$331,315	$270,797
Data and services	64,507	39,242	161,403	113,301
Total net revenue	$180,929	$136,057	$492,718	$384,098
Cost and operating expenses
Cost of revenues, genomics	60,126	46,540	181,285	138,781
Cost of revenues, data and services	14,964	15,490	52,384	40,690
Technology research and development	30,680	24,156	135,655	70,485
Research and development	27,348	23,234	119,713	66,268
Selling, general and administrative	101,427	71,426	644,063	211,662
Total cost and operating expenses	234,545	180,846	1,133,100	527,886
Loss from operations	$(53,616)	$(44,789)	$(640,382)	$(143,788)
Interest income	4,789	1,483	7,538	5,864
Interest expense	(13,761)	(12,342)	(40,294)	(33,245)
Other (expense) income, net	(11,522)	2,287	(17,821)	7,909
Loss before provision for income taxes	$(74,110)	$(53,361)	$(690,959)	$(163,260)
Provision for income taxes	(38)	(65)	(144)	(74)
Losses from equity method investments	(1,692)	—	(1,692)	(301)
Net Loss	$(75,840)	$(53,426)	$(692,795)	$(163,635)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(11,143)	(39,347)	(32,709)
Cumulative undeclared dividends on Series C preferred shares	—	(764)	(1,174)	(2,230)
Net loss attributable to common shareholders, basic and diluted	(75,840)	(65,333)	(733,316)	(198,574)
Net loss per share attributable to common shareholders, basic and diluted	$(0.46)	$(1.03)	$(7.04)	$(3.14)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	165,612	63,286	104,164	63,267
Comprehensive Loss, net of tax
Net loss	$(75,840)	$(53,426)	$(692,795)	$(163,635)
Foreign currency translation adjustment	10,302	(54)	10,203	(29)
Comprehensive loss	$(65,538)	$(53,480)	$(682,592)	$(163,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(692,795)	$(163,635)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$42,400	$(8,000)
Stock-based compensation	509,351	—
Gain on warrant exercise	(173)	—
Gain on marketable equity securities	(5,119)	—
Losses from equity method investments	1,692	301
Amortization of original issue discount	1,036	778
Amortization of deferred financing fees	383	382
Change in fair value of contingent consideration	165	(400)
Amortization of warrant contract asset	3,633	4,961
Depreciation and amortization	27,788	24,509
Provision for bad debt expense	545	1,538
Change in fair value of warrant asset	(18,302)	—
Amortization of finance right-of-use lease assets	—	283
Non-cash operating lease costs	4,670	5,077
Minimum accretion expense	85	292
Impairment of intangible assets	—	7,359
PIK interest added to principal	6,567	2,123
Change in assets and liabilities
Accounts receivable	(51,699)	(25,365)
Inventory	(7,293)	(4,875)
Prepaid expenses and other current assets	(14,040)	(3,665)
Investments and other assets	(410)	(4,378)
Accounts payable	(24,776)	(12,253)
Deferred revenue	(1,052)	(16,644)
Deferred other income	43,876	—
Accrued data licensing fees	(4,250)	(8,374)
Accrued expenses & other	23,371	20,749
Interest payable	11,208	11,724
Operating lease liabilities	(6,655)	(6,559)
Net cash used in operating activities	$(149,794)	$(174,072)

Investing activities
Purchases of property and equipment	$(14,159)	$(31,899)
Proceeds from sale of marketable equity securities	23,098	—
Business combinations, net of cash acquired (Note 4)	—	(2,869)
Investment in joint venture	(95,186)	—
Purchases of marketable equity securities	(36,183)	—
Net cash used in investing activities	$(122,430)	$(34,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$381,951	$—
Tax withholding related to net share settlement of restricted stock units	(69,918)	—
Issuance of Series G-5 Preferred Stock	199,750	—
Principal payments on finance lease liabilities	—	(288)
Purchase of treasury stock	—	(3,602)
Payment of deferred offering costs	(8,587)	(574)
Dividends paid	(5,625)	(5,625)
Proceeds from long-term debt, net of original issue discount	—	48,750
Payment of indemnity holdback related to acquisition	(813)	—
G-4 Special Payment	(2,250)	—
Net cash provided by financing activities	$494,508	$38,661
Effect of foreign exchange rates on cash	$(13)	$(24)

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$222,271	$(170,203)
Cash, cash equivalents and restricted cash, beginning of period	166,607	303,731
Cash, cash equivalents and restricted cash, end of period	$388,878	$133,528

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$388,006	$132,706
Restricted cash and cash equivalents	872	822
Total cash, cash equivalents and restricted cash	$388,878	$133,528

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$20,899	$12,293
Cash paid for income taxes	$127	$101

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$5,487	$6,912
Purchases of property and equipment, accrued but not paid	$6,706	$5,049
Deferred offering costs, accrued but not yet paid	$179	$2,849
Redemption of convertible promissory note	$18,664	$22,220
Non-voting common stock issued in connection with business combinations	$344	$4,305
Operating lease liabilities arising from obtaining right-of-use assets	$550	$1,097
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,348,809	$—
Taxes related to net share settlement of restricted stock units not yet paid	$164	$—
Reclassificiation of deferred offering costs to additional paid-in capital upon initial public offering	$12,347	$—
Issuance of Series G-3 Preferred Stock	$3,809	$2,738
Issuance of Series G-4 Preferred Stock	$611	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	3,657,288	0	—	—	—	—	—	—	(70,105)	—	—	(70,105)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	509,351	—	—	509,351
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	10,203	10,203
Net loss	—	—	—	—	—	—	—	—	—	—	—	(692,795)	—	(692,795)
Balance at September 30, 2024	—	$—	150,280,363	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,184,926	$(2,137,820)	$10,208	$53,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2022	62,692,927	$1,026,143	58,367,961	$6	—	$—	4,932,415	$0	—	$—	9,251	$(1,138,302)	$18	$(1,129,027)
Issuance of Series G-3 Preferred Stock	47,781	2,738	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Dividends	—	22,756	—	—	—	—	—	—	—	—	—	(32,709)	—	(32,709)
Repurchase of Non-voting Common Stock	—	—	—	—	—	—	—	—	(145,466)	(3,602)	—	—	—	(3,602)
Common stock issued in connection with business combination	—	—	—	—	—	—	130,874	0	—	—	4,305	—	—	4,305
Net loss	—	—	—	—	—	—	—	—	—	—	—	(163,635)	—	(163,635)
Balance at September 30, 2023	62,740,708	$1,051,637	58,367,961	$6	—	$—	5,063,289	$0	(145,466)	$(3,602)	$13,556	$(1,334,646)	$(11)	$(1,324,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting				Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at June 30, 2024	—	$—	149,274,923	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	2,163,911	$(2,061,980)	$(94)	$98,251
Issuance of common stock upon settlement of restricted stock units, net	—	—	1,005,440	—	—	—	—	—	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	21,038	—	—	21,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	10,302	10,302
Net loss	—	—	—	—	—	—	—	—	—	—	—	(75,840)	—	(75,840)
Balance at September 30, 2024	—	$—	150,280,363	$15	5,043,789	$1	—	—	(145,466)	$(3,602)	$2,184,926	$(2,137,820)	$10,208	$53,728

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting				Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at June 30, 2023	62,740,708	$1,042,861	58,367,961	$6	—	$—	5,063,289	$0	(145,466)	$(3,602)	13,556	$(1,270,077)	$43	$(1,260,074)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(54)	(54)
Dividends	—	8,776	—	—	—	—	—	—	—	—	—	(11,143)	—	(11,143)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(53,426)	—	(53,426)
Balance at September 30, 2023	62,740,708	$1,051,637	58,367,961	$6	—	$—	5,063,289	$0	(145,466)	$(3,602)	$13,556	$(1,334,646)	$(11)	$(1,324,697)

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

The restricted stock units (“RSUs”) granted to employees pursuant to the Company’s 2015 Plan are subject to two vesting conditions. The first is a time-based component. The second vesting condition is the occurrence of a liquidity event. The liquidity event condition related to these awards was satisfied upon the IPO and, as a result, the Company recognized $488.3 million of stock-based compensation expense for the three months ended June 30, 2024. In connection with the IPO, the Company settled an aggregate of 4,568,291 fully vested RSUs (the “IPO Settled RSUs”). To meet the related tax withholding requirements, the Company withheld 1,911,316 shares from the 4,563,164 shares of Class A common stock issuable upon settlement of the IPO Settled RSUs. Based on the public offering price of $37.00 per share, the tax withholding obligation was $70.8 million.

In connection with the IPO, the Company issued 109,459 shares of Class A common stock upon the automatic net exercise of a warrant issued to Allen & Company LLC (“Allen”), as further described in Note 9.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Tempus AI, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries. Investments in unconsolidated entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for under the cost method of accounting. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus, dated June 13, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 17, 2024 (the “Prospectus”) in connection with the IPO. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The Company believes that its existing cash and cash equivalents and marketable equity securities at September 30, 2024 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

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

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the IPO. The Company had $7.1 million of deferred offering costs as of December 31, 2023. Prior to the IPO, deferred offering costs were capitalized on the consolidated balance sheets. Upon the consummation of the IPO, $12.3 million of deferred offering costs were reclassified into additional paid-in capital as an offset against IPO proceeds.

Equity Investments

The Company uses the equity method to account for investments in which it has the ability to exercise significant influence over the investee's operating and financial policies. The Company follows the guidance in ASC 323, Investments—Equity Method and Joint Ventures, which prescribes the use of the equity method for investments in joint ventures where the Company has significant influence. The Company records the initial investment at cost and is subsequently adjusted by the Company's share, based on percentage ownership, of the investee's net income or loss after the date of investment. For the Company's foreign-based equity method investment, the proportionate share of the investee's income is translated into USD at the average exchange rate for the period and the investment is translated using the exchange rate as of the end of the reporting period. The unrealized gains and losses associated with the foreign currency translation of the investment are deferred in accumulated other comprehensive income on the Company's consolidated balance sheets.

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) has equity investors who lack the characteristics of a controlling financial interest, or (iii) the entity is established with non-substantive voting rights (i.e., the entity deprives the majority economic interest holder(s) of voting rights). Under ASC 810, Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•
the power to direct the activities that most significantly impact the economic performance of the VIE; and
•
the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

If the Company is not the primary beneficiary in a VIE, it accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Periodically, the Company assesses whether any changes in its interest or relationship with the entity affects its determination of whether the entity is a VIE and, if so, whether it is the primary beneficiary.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The standard is effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented. Early adoption is permitted. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.

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

Genomics

The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $116.4 million and $96.8 million for the three months ended September 30, 2024 and 2023, respectively. The Company recognized Genomics revenue of $331.3 million and $270.8 million for the nine months ended September 30, 2024 and 2023, respectively.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $105.2 million and $88.3 million for the three months ended September 30, 2024 and 2023, respectively. The Company recognized revenue for clinical orders of $300.3 million and $245.2 million for the nine months ended September 30, 2024 and 2023, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $11.2 million and $8.5 million for the three months ended September 30, 2024 and 2023, respectively and $31.0 million and $25.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognized revenue from Insights products of $50.1 million and $26.9 million for the three months ended September 30, 2024 and 2023, respectively and $122.1 million and $78.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognized revenue from Trials products of $10.1 million and $10.6 million for the three months ended September 30, 2024 and 2023, respectively and $31.8 million and $31.5 million for the nine months ended September 30, 2024 and 2023, respectively.

For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and other revenue from pharmaceutical companies, non-for-profits, and researchers of $64.5 million and $39.2 million for the three months ended September 30, 2024 and 2023, respectively and $161.4 million and $113.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $208.8 million as of September 30, 2024, of which the Company expects to recognize approximately 48% as revenue over the next year, and the remaining 37%, 13%, and 2% of its remaining performance obligations as revenue in years two, three, and four, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of September 30, 2024 and December 31, 2023 included contract assets of $6.6 million and $2.4 million, respectively.

During the fourth quarter of 2021, and in conjunction with the signing of a November 2021 Master Services Agreement (“the MSA”) with customer AstraZeneca AB (“AstraZeneca”), the Company recognized a contract asset for consideration payable concurrent with the issuance of the common stock warrant in accordance with ASC 606. The contract asset was initially measured equal to the initial fair value of the warrant liability based on the authoritative guidance under FASB ASC 718 Compensation—Stock Compensation. As revenue is recognized over the period of the contractual commitment of the MSA, the associated contract asset amortization is recorded as reduction of revenue. At each reporting period, the short-term portion of the warrant asset is adjusted based on the financial commitment and reclassified to Prepaid expenses and other current assets.

The following summarizes the warrant contract asset presentation as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$4,843	$4,843
Warrant contract asset, less current portion	17,866	21,499
Total warrant contract asset	$22,709	$26,342

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024. The Company will pay up to $12.0 million to Personalis over three years as certain milestones are met, $8.0 million of which has been paid as of September 30, 2024. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of September 30, 2024 and December 31, 2023, there was $2.0 million and $0.1 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $53.9 million and $35.7 million during the nine months ended September 30, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

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

Cash consideration of $4.7 million is net of a $0.3 million net working capital adjustment. In accordance with the terms of the agreement, the securityholders of the acquired business were entitled to receive contingent consideration from the Company payable in an aggregate value of $1.0 million in cash, contingent upon the acquired business reaching a revenue target of $1.5 million for the twelve-month period ended December 31, 2023. The contingent consideration had an acquisition fair value date of $0.4 million, which the Company recognized within Other current liabilities. The contingent consideration was remeasured at fair value in each period following the closing within selling, general and administrative expense. Mpirik did not achieve the revenue target for the twelve-month period ended December 31, 2023. As such, the contingent consideration liability was written down to $0. In addition, the Company issued 17,450 performance stock units to certain retained Mpirik employees on the closing date of the acquisition. In July 2023, the Company’s board of directors approved the removal of the performance-vesting condition, following which performance stock units are treated as restricted stock units.

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

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$105,674	$91,656
Leasehold improvements	45,598	42,433
Furniture and fixtures	6,633	6,633
Total property and equipment, gross	157,905	140,722
Less: accumulated depreciation	(98,513)	(79,041)
Property and equipment, net	$59,392	$61,681

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue, genomics	$3,723	$3,366	$10,397	$9,729
Selling, general and administrative costs	3,065	2,038	9,075	5,929
Total depreciation	$6,788	$5,404	$19,472	$15,658

Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023, consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation and employee benefits	$25,378	$21,950
Accrued expenses	45,504	37,783
Accrued cloud storage costs	22,039	13,921
Interest payable	9,064	8,863
Total accrued expenses	$101,985	$82,517

6.
GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. There were no goodwill additions for the three months ended September 30, 2024 and 2023, or for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, goodwill of $10.6 million was recorded in connection with the acquisition of Mpirik. The Company recorded no impairment loss during the three and nine months ended September 30, 2024 and 2023.

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

During the three and nine months ended September 30, 2024, the Company recorded $0.7 million in licensed data related to de-identified data obtained through an amended agreement. During the nine months ended September 30, 2023, the Company recorded $3.8 million in licensed data related to de-identified data obtained through an additional agreement. During the three months ended September 30, 2023, the Company did not record any additions in licensed data.

In January 2023, the Company amended a data licensing agreement, which reduced the future data license payments the Company owes in exchange for waiving exclusivity rights on the licensed data. The Company remeasured the related licensed data intangible asset to fair value, which resulted in an impairment of $7.4 million recorded in Research and development during the nine months ended September 30, 2023. A $7.9 million gain resulting from the related reduction of future data license payments was also recorded in Research and development during the nine months ended September 30, 2023. The impairment resulted in a reduction of $40.1 million and $32.7 million to gross intangible assets and accumulated amortization, respectively. There were no impairment charges recognized related to intangible assets during the three months ended September 30, 2024 and 2023, respectively, or the nine months ended September 30, 2024.

The following table summarizes intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$20,550	$14,760	$5,790	$20,550	$12,219	$8,331
Licensed data	20,010	16,387	3,623	19,321	11,469	7,852
Website domain	19	—	19	19	—	19
Trade names	8,000	3,143	4,857	8,000	2,286	5,714
	$48,579	$34,290	$14,289	$47,890	$25,974	$21,916

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $2.7 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $8.3 million and $8.9 million for the nine months ended September 30, 2024 and 2023, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

7.
JOINT VENTURE

SB Tempus

On May 18, 2024, the Company entered into a Joint Venture Agreement (the "Joint Venture Agreement") with SoftBank Group Corporation ("SoftBank") to form SB Tempus Corp. (the "Joint Venture" or "SB Tempus"). The Joint Venture closed on July 18, 2024, at which time the Company and SoftBank each contributed ¥15 billion ($95.2 million). Each party received 50% of SB Tempus's outstanding capital stock and board seats. SB Tempus will engage in certain business activities in Japan similar to those conducted by the Company in the United States, including performing clinical sequencing, organizing patient data, and building a real world data business in Japan.

SB Tempus is considered a VIE as the Company does not have sufficient equity at risk and is entitled to receive residual returns of SB Tempus through its equity stake. Decisions that significantly impact the economic performance of SB Tempus require the consent of both the Company and SoftBank. Therefore, the Company concluded that neither party is deemed to have predominant control over SB Tempus, and the Company is not considered to be the primary beneficiary.

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of September 30, 2024, the carrying value of the investment in SB Tempus was $103.7 million. The Company's share of losses from SB Tempus are recorded in other (expense) income, net.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into data and services revenue over the term of the license subscription which ends on March 31, 2026.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into other (expense) income, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's.

8.
COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the three and nine months ended September 30, 2024 and 2023.

9.
STOCKHOLDERS’ EQUITY

Common Stock

Prior to the IPO, the Company had authorized two classes of common stock, voting and non-voting. In March 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. As of December 31, 2023, the Company had authorized 200,228,024 shares of Class A common stock, 5,374,899 shares of Class B common stock, and 66,946,627 shares of non-voting common stock. In April 2024, the Company increased the number of authorized shares of Class A common stock to 204,590,500 in conjunction with the Series G-5 Preferred stock financing (see Note 10, Redeemable Convertible Preferred Stock). In connection with the IPO, the Restated Certificate became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

Class A common stock and Class B common stock are collectively referred to as “Common Stock” throughout the notes to these unaudited interim condensed consolidated financial statements unless otherwise noted.

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

The Company issues stock-based awards to its employees in the form of stock options, restricted stock units, performance stock units and restricted stock, all of which have the potential to increase the outstanding shares of common stock in the future (see Note 11, Stock-Based Compensation).

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

10.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2023, the Company issued 47,781 shares of Series G-3 convertible preferred stock as payment of paid-in-kind dividends.

In January 2024, the Company issued 66,465 shares of Series G-3 convertible preferred stock and 10,666 shares of Series G-4 convertible preferred stock as payment of paid-in-kind dividends.

In October 2023, the Company issued 785,245 shares of Series G-4 convertible preferred stock (“Series G-4 Preferred”) for aggregate proceeds of $45.0 million. Each share had a par value of $0.0001. Under the terms of Series G-4 Preferred, holders receive an amount equal to 5% of the per share original issue price for each share of Series G-4 Preferred (the “G-4 Special Payment”), in the event that following an IPO, the average of the last trading price on each trading day during the ten day trading period beginning on the first day of trading of the Company’s Class A common stock is less than 110% of the price per share of Class A common stock sold in the IPO. Following the Company’s IPO, the average ten day trading price was less than 110% of the price per share of Class A common stock sold in the IPO. As such, holders of Series G-4 Preferred were owed an aggregate payment of $2.3 million, which was made in July 2024.

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

11.
STOCK-BASED COMPENSATION

2015 Stock Plan

In 2015, the Company adopted the Tempus AI, Inc. 2015 Stock Plan (the “2015 Plan”), which has been amended and restated numerous times to increase the aggregate shares authorized to be issued to employees, consultants, and directors of the Company. As of December 31, 2023, there were 28,115,750 shares authorized under the 2015 Plan.

On January 18, 2023, the Company approved a two-year extension of the expiration date of RSUs for then-current employees whose RSUs would otherwise expire in 2023 or 2024. The Company accounted for the extension as a stock compensation modification, which resulted in an increase in unrecognized compensation cost of $35.3 million at the time the extension was approved and an additional $12.2 million as the extensions occurred. The RSUs approved for the two-year extension were fully vested as of the IPO date. As such, the Company recognized the full impact of the expiration extension in stock-based compensation in the three months ended June 30, 2024.

After the IPO, no further grants will be made under the 2015 Stock Plan.

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based awards (“PSUs”) and other awards. The maximum number of shares of Class A common stock that may be issued under the 2024 Plan is 7,430,000 shares of the Company’s Class A common stock and will automatically increase on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares.

Restricted Stock Units

The majority of RSUs vest over a period of three to five years, with a cliff vest after one year and ratable quarterly vesting thereafter. RSUs granted prior to the IPO were also subject to liquidity event vesting condition, as defined in the grant agreement, which was satisfied in connection with the IPO.

The table below summarizes restricted stock unit activity for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2023	20,788,500	$26.47
Granted	3,028,130	$37.64
Vested and settled	(5,568,547)	$20.11
Vested and not yet settled	(10,620,792)	$26.72
Forfeited	(799,238)	$30.08
Expired	(147,376)	$0.28
Unvested at September 30, 2024	6,680,677	$36.92

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues, genomics	$1,083	$—	$12,410	$—
Cost of revenues, data and services	916	—	8,145	—
Technology research and development	3,929	—	54,363	—
Research and development	2,554	—	44,787	—
Selling, general and administrative	12,556	—	389,646	—
Total stock-based compensation	$21,038	$—	$509,351	$—

12.
DEBT

Term Loan Facility

On September 22, 2022, the Company entered into a Credit Agreement with Ares Capital Corporation (“Ares”) for a senior secured loan (the “Term Loan Facility”) in the amount of $175 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. On April 25, 2023, the Company entered into an amendment to the Credit Agreement, which was accounted for as a debt modification. The amendment to the Credit Agreement increased the Term Loan Facility by an aggregate principal amount of $50 million, less original issue discount of $1.3 million and increased the interest rate on the Term Loan Facility by 25 basis points. On October 11, 2023, the Company signed a second amendment to its Credit Agreement with Ares which provided an additional $35.0 million in term debt. The Company received $34.1 million in cash, which is the aggregate principal amount of $35.0 million less original issue discount of $0.9 million. Terms of the second amendment are consistent with existing terms of the Credit Agreement. The proceeds of the Term Loan Facility will be used for working capital and general corporate purposes, to finance growth initiatives, to pay for operating expenses, and to pay the related transaction costs. The Term Loan Facility is due at maturity on September 22, 2027 and is subject to quarterly interest payments for Base Rate Loans and at the end of the applicable interest rate period for Secured Overnight Financing Rate (“SOFR”) Loans.

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

In addition, the Term Loan Facility contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve-month period ending on the last day of each fiscal quarter. Minimum consolidated revenues increase each quarter. For the years ended December 31, 2024 and 2025, the Company is required to generate consolidated revenues of $459.1 million and $594.1 million, respectively. The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2024.

All obligations under the Term Loan Facility are guaranteed by the Company and secured by substantially all of the assets of the Company.

The original issue discount of $6.5 million and deferred financing fees of $2.6 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the unamortized original issue discount was $4.1 million and $5.1 million, respectively, and the unamortized deferred financing fees were $1.5 million and $1.9 million, respectively.

Through September 30, 2024, the Company has not made any principal repayments on the Term Loan Facility. During the nine months ended September 30, 2024, the Company made $20.9 million in interest payments.

The Company recognized interest expense of $9.4 million and $27.7 million related to the Term Loan Facility, which represented an effective interest rate of 3.5% and 10.3%, during the three and nine months ended September 30, 2024, respectively. The Company recognized interest expense of $7.9 million and $19.9 million related to the Term Loan Facility, which represented an effective interest rate of 3.4% and 9.7%, during the three and nine months ended September 30, 2023, respectively.

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

The amended and restated Note, or the Amended Note, has a principal amount of $250.0 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by the Company. The Company accounts for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its condensed consolidated statements of operations and comprehensive loss. The outstanding principal and accrued interest under the Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) March 22, 2026, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by the Company of its Google Cloud Platform agreement. The Company generally may not prepay the Outstanding Amount, except that the Company may, at its option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

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

The Company concluded that one of the conversion features meets the definition of an embedded derivative that is required to be accounted for as a separate unit of accounting. The fair value of the embedded derivative is not material and was therefore not bifurcated. As such, upon issuance of the Note the Company recorded a promissory note of $330.0 million. The Company recognized interest expense of $3.9 million and $4.1 million during the three months ended September 30, 2024 and 2023, respectively. The company recognized interest expense of $11.2 million and $11.7 million during the nine months ended September 30, 2024 and 2023, respectively.

13.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the three and nine months ended September 30, 2024 and 2023, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(75,840)	$(53,426)	$(692,795)	$(163,635)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(11,143)	(39,347)	(32,709)
Cumulative undeclared dividends on Series C preferred shares	—	(764)	(1,174)	(2,230)
Net loss attributable to common stockholders	$(75,840)	$(65,333)	$(733,316)	$(198,574)
Denominator:
Weighted-average common shares outstanding, basic and diluted	165,612	63,286	104,164	63,267
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(1.03)	$(7.04)	$(3.14)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. As disclosed in Note 9, the Company issued a warrant for $100 million in shares of the Company’s Class A common stock. As per the terms of the warrant, potentially dilutive shares are based on the latest equity financing price.

	As of September 30,
	2024	2023
Stock options outstanding	210,000	210,000
Convertible preferred stock	—	62,740,708
Astrazeneca warrant	2,702,703	1,744,991
Mpirik holdback liability	—	8,724
SEngine holdback liability	41,007	—
SEngine contingent consideration	35,000	—
Unvested RSUs	6,680,677	—
Total potentially dilutive shares	9,669,387	64,704,423

As disclosed in Note 11, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As such, as of September 30, 2023, these are treated as contingently issuable shares and are excluded from potentially dilutive shares as the liquidity event performance condition was not yet satisfied. As the liquidity event performance condition was satisfied upon completion of the IPO, as of September 30, 2024, these shares are included in potentially dilutive shares.

As disclosed in Note 12, contingent upon certain financing events, the Amended Note will be converted to shares at the holder’s option, based on the amount outstanding at the maturity date, which is subject to reduction based on services used by us prior to the maturity date. As such, these are treated as contingently issuable shares and will be excluded from potential dilutive impact.

As disclosed in Note 10, the Company’s Series G-3 Preferred, Series G-4 Preferred and Series G-5 Preferred contain embedded conversion features resulted in the issuance of additional shares of Class A common stock upon completion of the IPO. The number of shares issued related to these features was dependent upon the IPO price. As such, prior to the IPO, these are treated as contingently issuable shares. Subsequent to the completion of the IPO in June 2024, the additional shares of Class A common stock are included in the weighted-average common shares outstanding.

14.
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

Income tax expense (benefit) for the three and nine months ended September 30, 2024 and 2023 is less than $0.2 million.

Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

15.
FAIR VALUE MEASUREMENTS AND MARKETABLE EQUITY SECURITIES

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

The valuation methodologies used for the Company’s assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:

Marketable equity securities—The Company holds marketable equity securities, all of which are publicly traded shares of common stock, which have quoted prices in active markets and are classified as short-term. The securities are measured at fair value each reporting period. The Company classifies the marketable equity securities as Level 1 as they are valued using quoted market prices at each reporting period.

Contingent consideration—The Company was subject to a contingent consideration arrangement to make a cash payment in an aggregate value of $1.0 million, contingent upon Mpirik reaching a revenue target of $1.5 million for the twelve-month period ended December 31, 2023. See Note 4, Business Combinations, for further discussion of that acquisition.

The Company is also subject to a contingent consideration arrangement of 35,000 additional shares of non-voting common stock in connection with the SEngine acquisition, the amount of which is determined based on the per share price of the Company’s non-voting common stock in a liquidity event completed prior to December 31, 2027. The contingent consideration has an acquisition fair value date of $0.8 million. See Note 4, Business Combinations for further discussion of that acquisition.

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

Warrant asset—The Company received warrants from Personalis, which were exercised in August 2024. The warrant assets are measured at fair value each reporting period using a Black-Scholes option pricing model, which takes into consideration the price and volatility of Personalis Class A common stock. Changes in fair value are recorded in other (expense) income, net. For the three months ended September 30, 2024, the Company recognized a gain of $26.0 million in other (expense) income, net due to the change in fair value of the warrant asset. For the nine months ended September 30, 2024, the Company recognized a gain of $18.3 million in other (expense) income, net due to the change in fair value of the warrant asset. The Company classifies the warrant asset as Level 2 as they are valued using observable market prices of Personalis Class A common stock.

Warrant liability—As discussed in Note 9, the Company issued a $100 million warrant to AstraZeneca. The warrant liability is measured at fair value each reporting period, using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the model as of September 30, 2024:

September 30, 2024
Expected term (in years)	2.25
Risk-free interest rate	4.14%
Expected volatility	55.00%
Expected dividend yield	0.00%

The Company classifies the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the expected term.

The Term Loan Facility and the Note were not recorded at fair value. The fair values of the Term Loan Facility and the Note approximated their carrying values as of September 30, 2024 and December 31, 2023. Estimates of the fair values of the Term Loan Facility and the Note are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$78,317	$78,317	$—	$—
Liabilities
Warrant liability	$76,900	$—	$—	$76,900
Contingent consideration	$940	$940	$—	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$31,807	$31,807	$—	$—
Warrant asset	$10,000	$—	$10,000	$—
Liabilities
Warrant liability	$34,500	$—	$—	$34,500
Contingent consideration	$775	$—	$—	$775

The following tables provide a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Warrant Liability	Contingent Consideration
Balance at December 31, 2023	$34,500	$775
Change in fair value of warrant liability	42,400	—
Change in fair value of contingent consideration	—	194
Transfer out of Level 3	—	(969)
Balance at September 30, 2024	$76,900	$—

	Warrant Liability	Contingent Consideration
Balance at December 31, 2022	$42,500	$—
Contingent consideration from Mpirik acquisition	—	400
Change in fair value of warrant	(8,000)	—
Change in fair value of contingent consideration	—	(400)
Balance at September 30, 2023	$34,500	$-

For the three months ended September 30, 2024 and 2023, the Company recognized a loss of $43.3 million and a gain of $2.3 million, respectively, in other (expense) income, net due to the change in the fair value of warrant liability determined by Level 3 valuation techniques. For the nine months ended September 30, 2024 and 2023, the Company recognized a loss of $42.4 million and a gain of $8.0 million, respectively, in other (expense) income, net due to the change in the fair value of warrant liability determined by Level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares were received as payment of accounts receivable. During the three months ended September 30, 2024, the Company did not sell any shares of Recursion Class A common stock. During the nine months ended September 30, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 per share for aggregate proceeds of $23.1 million.

As consideration for the Company's obligations to Personalis under the Commercialization and Reference Laboratory Agreement entered into with Personalis in November 2023, Personalis issued warrants to the Company to purchase up to an aggregate of 9,218,800 shares of Personalis' common stock, up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2024 at an exercise price of $1.50 per share, and up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2025 at an exercise price of $2.50 per share. In August 2024, the Company exercised the warrants in full at their respective exercise prices for an aggregate of 9,218,800 shares of Personalis common stock at an aggregate purchase price of $18.4 million. Concurrently, the Company entered into an Investment Agreement with Personalis, pursuant to which the Company purchased an additional 3,500,000 shares of Personalis common stock for $17.7 million. The Company owns less than 20% of Personalis' outstanding common stock and has no significant influence or control over Personalis.

Changes in fair value of marketable equity securities are recorded in earnings within other (expense) income, net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains recorded during the three and nine months ended September 30, 2024 that relate to marketable equity securities held as of September 30, 2024 (in thousands). There were no marketable equity securities outstanding as of September 30, 2023.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Net gain during the period on marketable equity securities	$2,578	$5,119
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	(6,081)
Unrealized loss (gain) recognized during the period on marketable equity securities still held at the reporting date	$2,578	$(962)

16.
RELATED PARTIES

In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.6 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company subleases a portion of office space to this related party on a month-to-month basis. Sublease income received from the related party was insignificant for the three and nine months ended September 30, 2024 and 2023.

Strategic Investment

On August 19, 2021, the Company entered into a related party arrangement with Pathos AI, Inc. (“Pathos”), which was subsequently amended on February 12, 2024, for the purpose of furthering the commercialization efforts of drug development. Tempus received a warrant to purchase 23,456,790 shares, or approximately 19% of the current outstanding equity in Pathos, for $0.0125 per share. The warrant will automatically exercise upon a change of control (as defined therein) or upon an IPO of Pathos’ securities. The Company also has an optional exercise election window during the last 10 days of the 20 year term of the warrant agreement. The master agreement provides for an initial term of five years, measured from February 2024, with a subsequent five-year renewal provision unless the agreement is terminated. Either party may terminate the agreement after the initial five-year term by prior written notice to the other party.

In addition, the Company has entered into various agreements with Pathos, encompassing access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $2.4 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. The Company has recognized $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, the amount due to related parties was less than $0.1 million and as of December 31, 2023, there was no amount due to related parties. As of September 30, 2024 and December 31, 2023, the amount due from related parties was $2.0 million and less than $0.1 million, respectively.

17.
SUBSEQUENT EVENTS

On November 4, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with REALM IDx, Inc., a Delaware corporation (“Seller”), and Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of Ambry Genetics Corporation, a Delaware corporation (“Ambry”), a leader in genetic testing that aims to improve health by understanding the relationship between genetics and disease (the “Acquisition”). Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consists of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry (the “Cash Consideration”), plus the issuance of an aggregate of 4,843,136 shares of the Company’s Class A common stock (the “Stock Consideration”), 2,152,505 of which shares will be subject to a lock-up for a period of one year following the closing date of the Acquisition. In addition, $5.0 million of the Cash Consideration will be held in an escrow account for purposes of satisfying any post-closing purchase price adjustments. The Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction of closing conditions contained in the Purchase Agreement, including receipt of all required regulatory approvals.

In connection with the Purchase Agreement, the Company entered into a debt commitment letter, dated November 4, 2024 (the “Commitment Letter”), with Ares, pursuant to which Ares has committed to provide (i) a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and (ii) additional term loans in an aggregate principal amount of $200.0 million (the “Additional Term Loan”). The Company expects to utilize borrowings under the Additional Term Loan and the Revolving Credit Facility to fund the Cash Consideration for the Acquisition and to pay fees and expenses related thereto. Ares’ obligation to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive documentation contemplated by the Commitment Letter and the closing of the Acquisition substantially simultaneously with the initial borrowings under the Additional Term Loan and Revolving Credit Facility.

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
•
our ability to expand internationally, including through our joint venture, SB Tempus, in Japan;
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

We primarily operate in the United States and generated total revenue of $180.9 and $136.1 million in the three months ended September 30, 2024 and 2023, respectively, and $492.7 million and $384.1 million in the nine months ended September 30, 2024 and 2023, respectively. We also incurred net losses of $75.8 and $53.4 million in the three months ended September 30, 2024 and 2023, respectively, and net losses of $692.8 million and $163.6 million in the nine months ended September 30, 2024 and 2023, respectively. We generated adjusted EBITDA of $(21.8) million and $(36.2) million, in the three months ended September 30, 2024 and 2023, respectively, and $(97.0) million and $(119.1) million in the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Acquisition of Ambry Genetics Corporation

On November 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with REALM IDx, Inc., a Delaware corporation (“Seller”), and Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Ambry Genetics Corporation, a Delaware corporation (“Ambry”), a leader in genetic testing that aims to improve health by understanding the relationship between genetics and disease (the “Acquisition”). Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consists of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry (the “Cash Consideration”), plus the issuance of an aggregate of 4,843,136 shares of the our Class A common stock (the “Stock Consideration”), 2,152,505 of which shares will be subject to a lock-up for a period of one year following the closing date of the Acquisition. In addition, $5.0 million of the Cash Consideration will be held in an escrow account for purposes of satisfying any post-closing purchase price adjustments. The Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction of closing conditions contained in the Purchase Agreement, including receipt of all required regulatory approvals.

In connection with the Purchase Agreement, we entered into a debt commitment letter, dated November 4, 2024 (the “Commitment Letter”), with Ares, pursuant to which Ares has committed to provide (i) a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”) and (ii) additional term loans in an aggregate principal amount of $200.0 million (the “Additional Term Loan”). We expect to utilize borrowings under the Additional Term Loan and the Revolving Credit Facility to fund the Cash Consideration for the Acquisition and to pay fees and expenses related thereto. Ares’ obligation to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive documentation contemplated by the Commitment Letter and the closing of the Acquisition substantially simultaneously with the initial borrowings under the Additional Term Loan and Revolving Credit Facility.

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

In connection with the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock, other than our Series B redeemable convertible preferred stock, converted into an aggregate of 66,309,550 shares of Class A common stock. Series B redeemable convertible preferred stock converted on a one-for-one basis into an aggregate of 5,374,899 shares of Class B common stock. Subsequently, 331,110 shares of Class B common stock were automatically converted into shares of Class A common stock, such that there are 5,043,789 shares of Class B common stock outstanding. We issued an additional 236,719 shares of Class A common stock to an investor in Series G-3 preferred stock, pursuant to a separate agreement further described in Note 10.

As of June 16, 2024, our redeemable convertible preferred stock had accrued $188.2 million of unpaid dividends, which were paid in 5,098,799 shares of Class A common stock at the closing of the IPO.

Outstanding shares of non-voting common stock were converted on a one-for-one basis into 5,069,477 shares of Class A common stock.

The restricted stock units, or RSUs, granted to employees are subject to two vesting conditions. The first is a time-based component. The second vesting condition is the occurrence of a liquidity event. The liquidity event condition related to these awards was satisfied upon the effectiveness of the IPO. Upon effectiveness of the IPO, we recognized $488.3 million of stock-based compensation expense during the three months ended June 30, 2024. To meet the related tax withholding requirements, we withheld 1,911,316 shares of the 4,563,164 shares of Class A common stock issued. Based on the IPO public offering price of $37.00 per share, the tax withholding obligation was $70.8 million.

We issued 109,459 shares of Class A common stock related to the exercise of a warrant issued to Allen, as further described in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which was subject to automatic net exercise upon the IPO.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $27.3 and $23.2 million during the three months ended September 30, 2024 and 2023, respectively, and $119.7 million and $66.3 million during the nine months ended September 30, 2024 and 2023, respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

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

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $30.7 million and $24.2 million during the three months ended September 30, 2024 and 2023, respectively, and $135.7 million and $70.5 million during the nine months ended September 30, 2024 and 2023, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results.

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

Cost of Revenues, Genomics

Cost of revenues for Genomics primarily includes personnel lab expenses, including salaries, bonuses, employee benefits and stock-based compensation expenses (which we refer to as “personnel costs”), and amortization of intangible assets, cost of laboratory supplies and consumables, laboratory rent expense, third-party administration fees associated with COVID-19 testing, depreciation of laboratory equipment and shipping costs. Costs associated with performing our tests are recorded as the tests are processed at the time of report delivery. We expect these costs will increase in absolute dollars as our Genomics revenue continues to grow.

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

Interest Expense

Interest expense consists primarily of interest from our Amended Note and Term Loan Facility (each as defined in “—Liquidity and Capital Resources”), and finance leases. Interest expense related to our convertible debt will continue, but should decrease over time as the principal amount decreases.

Other (Expense) Income, Net

Other (expense) income, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the IP License Agreement (as defined below) with SB Tempus Corp., or SB Tempus, and any changes in fair value related to our warrant assets and liabilities. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion and Personalis, Inc., or Personalis, which are recorded within marketable equity securities. These shares are marked to market each reporting period. We issued a warrant to our customer AstraZeneca in conjunction with the signing of the MSA in November 2021. We have a warrant asset related to a November 2023 Commercialization and Reference Laboratory Agreement with Personalis, which was exercised in August 2024. The fair value of the warrant assets and liabilities are measured each reporting period.

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

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint ventures.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue
Genomics	$116,422	$96,815	$331,315	$270,797
Data and services	64,507	39,242	161,403	113,301
Total net revenue	$180,929	$136,057	$492,718	$384,098
Cost and operating expenses
Cost of revenues, genomics	60,126	46,540	181,285	138,781
Cost of revenues, data and services	14,964	15,490	52,384	40,690
Technology research and development	30,680	24,156	135,655	70,485
Research and development	27,348	23,234	119,713	66,268
Selling, general and administrative	101,427	71,426	644,063	211,662
Total cost and operating expenses	234,545	180,846	1,133,100	527,886
Loss from operations	$(53,616)	$(44,789)	$(640,382)	$(143,788)
Interest income	4,789	1,483	7,538	5,864
Interest expense	(13,761)	(12,342)	(40,294)	(33,245)
Other (expense) income, net	(11,522)	2,287	(17,821)	7,909
Loss before provision for income taxes	(74,110)	(53,361)	(690,959)	(163,260)
Provision for income taxes	(38)	(65)	(144)	(74)
Losses from equity method investments	(1,692)	—	(1,692)	(301)
Net Loss	$(75,840)	$(53,426)	$(692,795)	$(163,635)

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$116,422	$96,815	$19,607	20%
Data and services	64,507	39,242	25,265	64%
Total Net Revenue	$180,929	$136,057	$44,872	33%

The increase in revenue for the three months ended September 30, 2024, compared to the same period in 2023, was due to increased volume of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in the number of oncology NGS tests, which increased from approximately 55,700 tests for the three months ended September 30, 2023 to approximately 69,000 tests for the three months ended September 30, 2024. Also contributing to the increase was the release of $1.2 million for the three months ended September 30, 2024 on a revenue reserve recorded for risks of future reversal of consideration associated with certain government payers, as the risk period the reserve covered has begun to lapse, as compared to an increase of $2.6 million on the same reserve for the three months ended September 30, 2023.

Data and Services

The increase in Data and services revenue for the three months ended September 30, 2024, compared to the same period in 2023, was driven primarily by $23.3 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the three months ended September 30, 2024 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the three months ended September 30, 2023.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$60,126	$46,540	$13,586	29%
Cost of revenues, data and services	14,964	15,490	(526)	-3%
Total	$75,090	$62,030	$13,060	21%

The increase in Cost of revenues for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to $2.0 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $8.9 million in material and service costs.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to $1.1 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $8.9 million in material and service costs.

Cost of Revenues, Data and Services

The decrease in Cost of revenues, Data and services for the three months ended September 30, 2024, compared to the same period in 2023, was not material.

Technology Research and Development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$30,680	$24,156	$6,524	27%

The increase in Technology research and development expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to $3.9 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and an increase of $2.4 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business.

Research and Development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$27,348	$23,234	$4,114	18%

The increase in Research and development expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to $2.6 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and an increase of $1.4 million in personnel-related costs for employees in our research and development group.

Selling, General and Administrative

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$101,427	$71,426	$30,001	42%

The increase in Selling, general and administrative expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to $12.6 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, increases of $7.9 million in personnel-related costs and $3.0 million in software and tools costs.

Interest Income

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$4,789	$1,483	$3,306	223%

The increase in Interest income for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to higher cash on hand as of September 30, 2024 as compared to September 30, 2023.

Interest Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(13,761)	$(12,342)	$(1,419)	11%

The increase in Interest expense for the three months ended September 30, 2024, compared to the same period in 2023, was primarily driven by compounding interest on our Amended Note.

Other (Expense) Income, net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other (expense) income, net	$(11,522)	$2,287	$(13,809)	-604%

The change in Other (expense) income, net for the three months ended September 30, 2024, compared to the same period in 2023, was primarily driven by a $45.6 million increase in expense related to the change in fair value of our warrant liability, offset by a $2.6 million increase in income related to unrealized gains on marketable equity securities, a $26.0 million increase in income due to gains related to the change in fair value of our warrant asset, and $4.0 in income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus.

Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(38)	$(65)	$27	-42%

The decrease in provision for income taxes for the three months ended September 30, 2024, compared to the same period in 2023, was not material.

Losses from Equity Method Investments

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(1,692)	$—	$(1,692)	100%

The increase in losses from equity method investments for the three months ended September 30, 2024, compared to the same period in 2023, was due to the losses from the joint venture we entered into in July 2024 (see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$331,315	$270,797	$60,518	22%
Data and services	161,403	113,301	48,102	42%
Total Net Revenue	$492,718	$384,098	$108,620	28%

The increase in revenue for the nine months ended September 30, 2024, compared to the same period in 2023, was due to increased volume and reimbursement of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to an increase in the number of oncology NGS tests, which increased from approximately 159,400 tests for the nine months ended September 30, 2023 to approximately 198,200 tests for the nine months ended September 30, 2024. Also contributing to the increase was the release of $2.4 million for the nine months ended September 30, 2024 on a revenue reserve recorded for risks of future reversal of consideration associated with certain government payers, as the risk period the reserve covered has begun to lapse, as compared to an increase of $7.1 million on the same reserve for the nine months ended September 30, 2023.

Data and Services

The increase in Data and services revenue for the nine months ended September 30, 2024, compared to the same period in 2023, was driven primarily by $43.4 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the nine months ended September 30, 2024 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the nine months ended September 30, 2023.

Cost and Operating Expenses

Cost of Revenues

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$181,285	$138,781	$42,504	31%
Cost of revenues, data and services	52,384	40,690	11,694	29%
Total	$233,669	$179,471	$54,198	30%

The increase in Cost of revenues for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $20.5 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, an increase of $16.4 million in material and service costs, $6.6 million in personnel costs, and $3.7 million in cloud expenses.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $12.4 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, an increase of $16.4 million in material and service costs, $6.9 million in personnel costs and $1.5 million in cloud expenses.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $8.1 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, as well as an increase of $2.2 million in cloud expenses.

Technology Research and Development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$135,655	$70,485	$65,170	92%

The increase in Technology research and development expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $54.4 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $1.4 million in taxes related to the settlement of RSUs, and an increase of $9.4 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business.

Research and Development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$119,713	$66,268	$53,445	81%

The increase in Research and development expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $44.8 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and increases of $2.2 million in validation and regulatory fees and $5.3 million in personnel-related costs for employees in our research and development group.

Selling, General and Administrative

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$644,063	$211,662	$432,401	204%

The increase in Selling, general and administrative expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to $389.6 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $3.4 million in taxes related to the settlement of RSUs, and increases of $17.1 million in personnel-related costs, $6.2 million in software and tools costs, and $3.9 million in cloud storage costs.

Interest Income

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$7,538	$5,864	$1,674	29%

The increase in Interest income for the nine months ended September 30, 2024, compared to the same period in 2023, increased primarily due to higher cash on hand as of September 30, 2024 compared to September 30, 2023.

Interest Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(40,294)	$(33,245)	$(7,049)	21%

The increase in Interest expense for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily driven by compounding interest on our Amended Note and additional debt entered into under our Term Loan Facility in April and October 2023.

Other (Expense) Income, net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other (expense) income, net	$(17,821)	$7,909	$(25,730)	-325%

The change in Other (expense) income, net for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily driven by a $50.4 million increase in expense related to the change in fair value of our warrant liability and a $2.3 million expense for the G-4 Special Payment. The increase in expense was offset by $5.1 million in income related to gains on marketable equity securities, a $18.3 increase in income due to the change in fair value of our warrant asset, and $4.0 in income from the IP License Agreement with SB Tempus.

Provision for income taxes

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(144)	$(74)	$(70)	95%

The increase in provision for income taxes for the nine months ended September 30, 2024, compared to the same period in 2023, was not material.

Losses from Equity Method Investments

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(1,692)	$(301)	$(1,391)	462%

The increase in losses from equity method investments for the nine months ended September 30, 2024, compared to the same period in 2023, was due to the losses from the joint venture we entered into in July 2024 (see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) the G-4 Special Payment, and (x) amortization of deferred other income from our IP License Agreement with SB Tempus. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
	(in thousands)
Net loss	$(75,840)	$(53,426)	$(692,795)	$(163,635)
Interest income	(4,789)	(1,483)	(7,538)	(5,864)
Interest expense	13,761	12,342	40,294	33,245
Depreciation	6,788	5,404	19,472	15,658
Amortization	2,652	2,920	8,316	8,851
Provision for income taxes	38	65	144	74
EBITDA	$(57,390)	$(34,178)	$(632,107)	$(111,671)
Losses on equity method investments	1,692	—	1,692	301
Fair value changes(1)	15,605	(2,028)	19,885	(7,728)
Stock-based compensation expense	21,038	—	509,351	—
Employer payroll tax related to stock-based compensation	1,201	—	5,963	—
G-4 Special Payment	—	—	2,250	—
Amortization of technology license	(3,989)	—	(3,989)	—
Adjusted EBITDA	$(21,843)	$(36,206)	$(96,955)	$(119,098)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, and indemnity-related holdback liabilities.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2024, we had an accumulated deficit of $2.1 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, and sales of our products. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $388.9 million. In April 2024, we sold an aggregate of 3,489,981 shares of our Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million in a private placement to an accredited investor. In June 2024, we completed our IPO, which resulted in net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

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

The Term Loan Facility contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve-month period ending on the last day of each fiscal quarter. Minimum consolidated revenues increase each quarter. For the years ended December 31, 2024 and 2025, we are required to generate consolidated revenues of $459.1 million and $594.1 million, respectively. We were in compliance with the covenants of the Credit Agreement as of September 30, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(149,794)	$(174,072)
Net cash used in investing activities	$(122,430)	$(34,768)
Net cash provided by financing activities	$494,508	$38,661

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2024 was $149.8 million, which resulted from a net loss of $692.8 million and a net change in our operating assets and liabilities of $31.7 million, offset by non-cash charges of $574.7 million. Non-cash charges primarily consisted of $509.4 million of stock-based compensation, a $42.4 million increase in the fair value of the warrant liability, and $27.8 million of depreciation and amortization, offset by an increase in the fair value of the warrant asset of $18.3 million. The net change in our operating assets and liabilities was primarily the result of a $51.7 million increase in accounts receivable due to increased sales and timing of customer payments, a decrease in accounts payable of $24.8 million, and an increase in prepaid expenses and other current assets of $14.0 million, offset by a $43.9 million increase in deferred other income related to the IP License Agreement with SB Tempus, a $23.4 million increase in accrued expenses and other, primarily due to increased cloud spend and payroll taxes from RSU settlements, and an increase in interest payable of $11.2 million as we continue to accrue interest on our Amended Note.

Cash used in operating activities during the nine months ended September 30, 2023 was $174.1 million, which resulted from a net loss of $163.6 million and a net change in our operating assets and liabilities of $49.6 million, offset by non-cash charges of $39.2 million. Non-cash charges primarily consisted of $24.5 million of depreciation and amortization, $5.1 million of non-cash operating lease costs, amortization of the warrant contract asset of $5.0 million, $7.4 million of impairment of intangible assets, and a decrease in the fair value of the warrant liability of $8.0 million. The net change in our operating assets and liabilities was primarily the result of a $25.4 million increase in accounts receivable, and a $16.6 million decrease in deferred revenue.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 was $122.4 million, which was the result of the investment in the joint venture in July 2024 of $95.2 million, purchases of marketable equity securities of $36.2 million, and purchases of property and equipment of $14.2 million, offset by proceeds from the sale of marketable equity securities of $23.1 million.

Cash used in investing activities during the nine months ended September 30, 2023 was $34.8 million, which was the result of purchases of property and equipment of $31.9 million, which related primarily to the expansion of our Chicago office for additional laboratory space.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $494.5 million, which was the result of proceeds from the issuance of common stock in connection with our IPO, net of underwriting discounts and commissions of $382.0 million, and the issuance of Series G-5 Preferred Stock of $199.8 million, offset by $8.6 million of payments of deferred offering costs, $5.6 million of dividend payments, and $69.9 million of taxes paid related to the net settlement of a portion of the RSUs outstanding as of June 1, 2024 for which the service-based vesting condition was satisfied before June 14, 2024 and for which the performance-based vesting condition was satisfied in connection with the IPO, or the RSU Net Settlement.

Cash provided by financing activities during the nine months ended September 30, 2023 was $38.7 million, which was primarily due to proceeds from long-term debt, net of original issue discount of $48.8 million, offset by $5.6 million of dividend payments, and $3.6 million in purchase of treasury stock.

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

We issue RSUs to certain of our employees. The general terms of the RSUs issued under our 2015 Plan require both a service and performance condition to be satisfied prior to vesting. RSUs issued under our 2024 Plan are subject only to a service condition. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition applicable to our 2015 Plan was satisfied upon a liquidity event, which occurred when we completed our IPO in June 2024, and resulted in recognition of stock-based compensation expense of $21.0 million and $509.4 million during the three and nine months ended September 30, 2024, respectively.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $388.9 million held primarily in cash deposits and money market funds.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through September 30, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of September 30, 2024 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the rest of Item 1A. Risk Factors and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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
•
We may acquire businesses, form joint ventures or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks, including our pending acquisition of Ambry.
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

We have incurred significant losses since our inception. For the years ended December 31, 2023 and 2022, and the nine months ended September 30, 2024 and 2023, we incurred net losses of $214.1 million, $289.8 million, $692.8 million and $163.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $2.1 billion. To date, we have financed our operations principally from the sale of stock and convertible securities, and revenue from our Genomics and Data businesses. We have devoted substantially all of our resources to the development and commercialization of our Platform and current products and to research and development activities related to Platform development and future products, including regulatory initiatives to obtain marketing approval or certification for our diagnostic tests, and sales and marketing activities for our Genomics and Data businesses. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time.

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

Continued adoption and use of our Genomics product line will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that support the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many clinicians, hospital systems and pharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for healthcare providers to switch diagnostic tests for their patients, and our tests may not be widely accepted by physicians, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, financial condition and results of operations would be materially and adversely affected. We are also particularly dependent on our oncology tests, which accounted for 63% and 46% of our revenue in the years ended December 31, 2023 and 2022, respectively. We cannot assure that our oncology tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business, financial condition and results of operations.

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

We have limited commercialized algorithms within our AI Applications product line. Revenue generated from AI Applications is reported within our Data and Services product line and was $5.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively, which represents 1.0% and 0.4% of our total revenue in each period, respectively. Revenue generated from AI Applications was $4.3 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, which represents 2.4% and 1.3% of our total revenue in each period. Revenue generated from AI Applications was $7.5 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively, which represents 1.5% and 0.8% of our total revenue in each period, respectively. We have a number of additional Algos in development and we may not be successful in developing and commercializing these or future Algos, or in attaining our other development targets. Further, the scope and robustness of the AI Applications that we can offer our customers depend significantly on the continued success of our Genomics product line and access to third-party data, of which there can be no assurance. We also cannot accurately estimate how our future AI Applications will be priced, whether reimbursement can be obtained or whether we will generate any revenue from such AI Applications. Further, the use of diagnostics that are entirely algorithmic in nature is novel and today represents only a small proportion of the diagnostics market. The use of algorithmic diagnostics may also be subject to existing and entirely new regulations that may substantially impact their adoption, use, reimbursement and ongoing viability. While we believe AI Applications represent a significant long-term opportunity for us, there can be no assurances that a robust and sustained market for such diagnostics will develop or that we will successfully compete in any such market.

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

As of December 31, 2023, we had received payment on approximately 50% of our clinical oncology next generation sequencing, or NGS, tests across all payers performed from January 1, 2021 through December 31, 2022. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2023. For the years ended December 31, 2022 and 2023, our average reimbursement for NGS tests in oncology was approximately $916 and $1,452, respectively. In addition, we receive a substantial portion of our diagnostic revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. We also receive reimbursement from Medicare for claims submitted with respect to our various diagnostic tests. Approximately 26% and 28% of our clinical tests were for Medicare beneficiaries in the years ended December 31, 2023 and 2022, respectively. Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests.

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

Additionally, regulation in the AI space is constantly changing, and may make it difficult to continue using our AI approach to diagnostics and data analysis. AI is the subject of evolving review by various U.S. governmental and regulatory agencies, including the SEC and the Federal Trade Commission, or the FTC, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI, particularly generative AI, and/or are considering general legal frameworks on AI (such as the European Union’s Artificial Intelligence Act, or the AI Act, which took effect on August 1, 2024, and provides for administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher). In addition, the use and deployment of AI presents complexities and challenges with respect to compliance with applicable laws and regulations, particularly because we are both a technology company and a healthcare provider of diagnostic testing services. Life sciences companies may underwrite or fund, in part, the development of AI algorithms, which may require us to disclose applicable funding sources and which may, as a result, slow the adoption of such technologies. Further, to the extent the output of an algorithm we develop or deploy recommends, directly or indirectly, the potential ordering of a product or service reimbursable by a federal healthcare program, we may encounter enforcement challenges even when such recommendations are based on objective clinical guidelines and criteria. If any such event were to occur, it could have a materially adverse impact on our business operations and reputation.

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

As of September 30, 2024, we had indebtedness of $444.7 million, comprised of $174.5 million under the convertible promissory note, as amended, or the Amended Note, that we issued to Google LLC, or Google, and $270.2 million pursuant to a credit agreement with Ares Capital Corporation, or Ares, as amended, for a senior secured loan, or the Term Loan Facility. Our current and future indebtedness, including the Amended Note and the Term Loan Facility may have significant negative effects on our operations, including:

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

In late February 2022, Russian military forces launched a significant military action against Ukraine. In October 2023, following a series of coordinated attacks in Israel conducted by the Palestinian Islamist militant group Hamas, Israel began air strikes and a subsequent ground war against Hamas, which has since expanded. The Israel/Hamas conflict is threatening to spread further, and may in the future spread, into other Middle Eastern countries. While our business and operations are currently not impacted, including in Israel where we sell certain molecular tests through a third party and perform certain testing services, it is not possible to predict consequences of these crises, or any other conflicts that may arise, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets, any of which could have a material adverse impact on our future operations and results.

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

With the GDPR, CCPA, and other laws, regulations and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if third parties we work with, such as vendors or service providers, violate applicable laws or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business, financial condition and results of operations. Any failure or perceived failure by us or our service providers to comply with our applicable policies or notices relating to privacy or data protection, our contractual or other obligations to third parties, or any of our other legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability.

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

In particular, the laws and regulations governing the marketing of diagnostic tests are complex, and there are often no sufficient regulatory or judicial interpretations of these laws and regulations. For example, some of our diagnostic tests are actively regulated by the FDA pursuant to the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Many of our genomic and algorithmic diagnostic tests are likely to be considered by the FDA to be medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, design, testing, manufacturing, safety, labeling, storage, record keeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. In the EEA, in order to place an in vitro diagnostic medical device (“IVD”), or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746) (“IVDR”) entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Medical Devices (98/79/EC), or the “IVDD. The IVDR and its associated guidance documents and harmonized standards governing, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. The IVDR also establishes transitional provisions permitting certain devices that have been CE marked in accordance with the IVDD to continue to be placed on the EEA market under strict conditions and for a specific period of time depending on the risk classification of the device. Medical devices are governed by the Regulation on Medical Devices (Regulation (EU) 2017/745) (“MDR”) which entered into application on May 26, 2021, repealing and replacing the Directive on Medical Devices (93/42/EC) (the “MDD”). The MDR establishes similar provisions to the IVDR in relation to medical devices. If we do not comply with these requirements or fail to adequately comply, our business, financial condition and results of operations may be harmed.

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

Medical devices are subject to extensive regulation by the FDA in the United States, European Union legislation in the European Economic Area, or EEA, enforced by the Competent Authorities of EEA countries, and comparable regulatory authorities in other territories where we do or may do business. If any of our products are approved by the FDA, or other comparable foreign regulatory authorities, or CE marked in accordance with EU legislation governing medical devices or IVDs, we will be required to timely file various reports. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business, financial condition and results of operations. In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data from the post-approval study, become available. Failure to conduct or timely complete post-approval studies in compliance with applicable regulations, update the product labeling, or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business, financial condition and results of operations Similar considerations and requirements apply in relation to those products we have CE marked in the EEA, or for any products we may CE mark in the future in accordance with the IVDR or the MDR.

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

The changes to the regulatory system implemented in the EU by the IVDR and the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We would also be required to provide clinical data in the form of a clinical evaluation or performance report. Fulfillment of the obligations imposed by these Regulations may cause us to incur substantial costs. We may be unable to fulfill these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit the issuance of a CE Certificate of Conformity under the IVDR or the MDR for any of our products, or the continued use of any CE Certificate of Conformity issued under the IVDR or MDR.

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

In order to eventually market any of our current or future products in any particular foreign jurisdiction, we must comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, data privacy, performance and efficacy. In addition, products offered in one country may not be accepted by regulatory authorities in other countries. Approval and certification processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

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

In addition, the coding procedure used by third-party payers to identify various procedures, including our tests, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a CPT code. CPT coding plays a significant role in how our diagnostic tests are reimbursed both from commercial and governmental payers. For example, historically, no CPT code comprehensively describes our NGS oncology tests. In the past, we submitted claims using individual codes or combinations of codes based on the cancer subtype profiled. Over time, in response to guidance from payers and our local MAC, we transitioned from using individual gene codes, or combinations of individual gene codes, to using “panel” CPT codes. With the introduction of new codes that are potentially applicable to comprehensive genomic profiling tests like the ones we offer, we are in the process of updating our approach again. Despite our diligence in developing a comprehensive billing strategy that accurately describes the tests we provide, payers, such as the Local MACs, have in the past and may in the future disagree with our CPT code selection and instruct us to submit our claims using a different designated CPT code. Any disputes over appropriate coding, or requirements that we submit claims under codes with lower reimbursement rates, may materially adversely affect our business financial condition and results of operations,Use of coding for billing our products that does not describe a specific test, requires the claim to be examined to determine what test was provided, whether the test was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. This process has in the past and may in the future result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. For example, we continue to appeal the denials of certain of our NGS oncology tests by the Local MAC. Because billing third-party payers for our tests is an unpredictable, challenging, time-consuming and costly process, we may face long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition and results of operations, and we may have to increase collection efforts and incur additional costs.

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

From time to time we may receive notifications from third parties purportedly asserting certain intellectual property rights with respect to our products and services. For example, on September 21, 2023, SEngine Precision Medicine LLC (including its predecessor corporation SEngine Precision Medicine, Inc.), or SEngine, a company we acquired on October 3, 2023, received a letter from an attorney representing HUB Organoids IP B.V., or HUB Organoids, which states that SEngine’s PARIS® test methodologies “appear to share similarities with methods that the HUB has used in its own organoid work.” Similarly, on January 30, 2024, we received a letter from an attorney representing Molecular Loop Biosciences, Inc., which states that “[a]fter reviewing specific products made, used or sold by Tempus, Molecular Loop believes that Tempus requires a license to several of the patents in Molecular Loop’s patent portfolio.” While the letter received on behalf of HUB Organoids contains no specific allegations that SEngine infringes certain patents controlled by HUB Organoids referenced in the letter, and while the letter received on behalf of Molecular Loop contains only generalized allegations that Tempus may infringe certain patents controlled by Molecular Loop referenced in the letter, and while we have received and may in the future receive letters alleging patent infringement from other third parties, if any claims against us were made by these parties, including any claim that any portion of our products and services infringes any of the referenced patents, or any other patents held by a third party, we would defend against such claims, however, there can be no assurances that any such defense would be successful. Moreover, if we are subject to claims of patent infringement, we may need to modify existing methods governing use of our products and services, or license third party intellectual property, at some point in the future, which may be time consuming and expensive or may not be technically feasible.

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

Our Class B common stock has 30 votes per share and our Class A common stock, has one vote per share. Our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, beneficially owned shares representing approximately 64.3% of the voting power of our outstanding capital stock immediately following the completion of the IPO. As a result, Mr. Lefkofsky has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our company or our assets or significant acquisitions, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of voting control limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. In addition, Mr. Lefkofsky serves as an observer on our nominating and corporate governance committee, and accordingly, may have substantial influence over the individuals nominated to serve as directors. As a board member, Mr. Lefkofsky owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Lefkofsky is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Lefkofsky’s control may adversely affect the market price of our Class A common stock.

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

We have incurred, and expect to further incur, substantial federal and state tax obligations in light of the large number of RSUs that vested in connection with the IPO. The RSUs granted prior to the date of the IPO vest upon satisfaction of service-based and performance-based vesting conditions. We used approximately $69.9 million of the net proceeds from the IPO to satisfy federal and state tax withholding and remittance obligations in connection with the net settlement of a portion of the RSUs outstanding as of June 1, 2024 for which the service-based vesting condition was satisfied before June 14, 2024 and for which the performance-based vesting condition was satisfied in connection with the IPO, or the RSU Net Settlement. In connection with the RSU Net Settlement, we withheld certain shares underlying the applicable RSUs and remitted federal and state taxes on behalf of the holders of such RSUs at applicable statutory tax withholding rates based on the IPO per share price. For vested RSUs that were not settled in connection with the IPO (other than those held by our Chief Executive Officer), we have been satisfying, and will continue to satisfy, related federal and state tax withholding and remittance obligations by requiring such RSU holders to sell a portion of such shares into the market during the 180-day period after the date of the final prospectus filed in connection with the IPO, or the restricted period, utilizing sell-to-cover, through brokers on certain settlement dates, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, or the Additional RSU Settlement. The Compensation Committee of our board of directors elected to defer the settlement of approximately 4,469,400 RSUs held by our Chief Executive Officer until the period of time commencing on January 15, 2025 and ending on or before March 15, 2025, or the CEO Deferred Settlement Period. We expect to satisfy the tax withholding and remittance obligations related to the settlements of the RSUs described above that are held by our Chief Executive Officer through the sale of approximately 1,915,988 shares of our Class A common stock (assuming a 42% tax rate) in one or more mandatory sell-to-cover transactions during the CEO Deferred Settlement Period. Shares sold by our Chief Executive Officer or other employees in sell-to-cover transactions may have an adverse effect on the market price of our Class A common stock. See “Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.”

Settlement and sell-to-cover transaction during the restricted period may extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy federal and state tax withholding obligations, the exact number of shares sold will depend on the sale prices of the Class A common stock in such transactions and our stockholders’ personal tax rates. However, with respect to employees that are not executive officers, if sell-to-cover proceeds are not available at the time taxes must be remitted to state and federal tax authorities, we would need to remit taxes to the relevant tax authorities using cash on hand, which may include cash proceeds generated from the IPO, pending the receipt of such sell-to-cover proceeds. If we are required to remit tax obligations on behalf of our employees without having first received proceeds from their sell-to-cover transactions, we could have significant cash outlays that could have an adverse effect on our financial condition.

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

All of the Class A common stock sold in our IPO is freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, or Rule 144, and shares subject to lock-up and market standoff agreements described below.

We, all of our directors, executive officers, and the holders of substantially all of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of the IPO (except for the RSUs previously issued to our employees other than our executive officers, including the RSUs that settled or will settle in connection with the RSU Net Settlement or the Additional RSU Settlement, as applicable, and the warrants issued to Allen and AstraZeneca), have agreed with the underwriters that, during the restricted period, we and they will not, without the prior written consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock. In addition, the restricted period may be shortened with respect to a portion of the locked-up securities under certain circumstances and the lock-up agreements are subject to a number of important exceptions. Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC may release any of the securities subject to these lock-up agreements at any time, subject to applicable notice requirements. In addition to the restrictions contained in the lock-up agreements, we have entered into market standoff agreements with substantially all of our RSU holders, including holders of the RSUs that settled or will settle in connection with the RSU Net Settlement and the Additional RSU Settlement, imposing restrictions on the ability of such security holders to offer, sell, contract to sell, pledge, hypothecate, grant any option to purchase or make any short sale of, or otherwise dispose of any shares of our common stock or any rights to acquire our common stock during the restricted period, subject to earlier release at any time by us. If not earlier released, all of the shares of Class A common stock not sold in the IPO will become eligible for sale upon the expiration of the restricted period, except for any shares held by our affiliates as defined in Rule 144.

In addition, pursuant to certain exceptions in the lock-up agreements and because of our ability to release RSU holders early under the market standoff agreements, approximately 3,200,000 shares of our Class A common stock have been or will be sold in the open market by our employees during the restricted period in order to satisfy tax withholding obligations in connection with the settlement of an aggregate of approximately 7,700,000 RSUs for shares of our Class A common stock (assuming an estimated 42% tax rate). The vested RSUs held by our Chief Executive Officer that were not settled at the time of the IPO will settle during the CEO Deferred Settlement Period. Such settlement and sell-to-cover transactions may extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy tax withholding obligations, the exact number of shares sold will depend on the sale prices of the Class A common stock in such transactions and our stockholders' personal tax rates.

In addition, there were 210,000 shares of Class A common stock issuable upon the exercise of a stock option outstanding as of September 30, 2024. We have registered all of the shares of Class A common stock issuable upon the exercise of the outstanding option, settlement of outstanding RSUs and other equity incentives we may grant in the future for public resale under the Securities Act.

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

Although we, all of our directors, executive officers, and the holders of substantially all of our common stock and securities exercisable for or convertible into our common stock outstanding immediately prior to the closing of the IPO (except for the RSUs previously issued to our employees other than our executive officers, and the warrants issued to Allen and AstraZeneca) have agreed with the underwriters that, until December 11, 2024, which is the 181st day after the date of the final prospectus filed in connection with the IPO, we and they will not offer, sell, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock, such lock-up agreements are subject to a number of important exceptions. For example, at any time during such period, we may agree to issue or issue up to 15.0% of the total number of shares of our common stock outstanding immediately following the issuance of our Class A common stock in the IPO, or 24,724,891 shares, in connection with an acquisition, merger, joint venture, strategic alliance, commercial or other collaborative relationship or certain other transactions. In addition, under the market standoff agreements that we have entered into with substantially all of our RSU holders, we have the right to release early some or all shares of our Class A common stock issuable pursuant to such RSUs, subject to the consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC.

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

Each of the events described above may occur independently of the other events. As a result of any such event or any combination thereof, a large number of shares of our Class A common stock may become available for resale in the immediate future, including before December 11, 2024, which is the first day following the restricted period, which may materially depress the market price of our Class A common stock. In addition, some or all of these events may occur in close proximity or simultaneously, which may exacerbate their impact on the market price of our Class A common stock.

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

The market price of our Class A common stock has been highly volatile, ranging from $22.89 to $77.00 per share since our IPO. The price of our Class A common stock may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

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

We evaluate opportunities for transactions of these types from time to time. For example, on May 18, 2024, we entered into the Joint Venture Agreement (the “Joint Venture Agreement”) with SoftBank Group Corporation (“SoftBank”) to form SB Tempus Corp. (the “Joint Venture” or "SB Tempus"). The Joint Venture closed on July 18, 2024, at which time we and SoftBank each contributed ¥15 billion ($95.2 million). Each party received 50% of SB Tempus' outstanding capital stock and board seats. SB Tempus will engage in certain business activities in Japan similar to those conducted by us in the United States, including performing clinical sequencing, organizing patient data, and building a real world data business in Japan. We have limited experience forming joint ventures and we may not realize the anticipated benefits of the Joint Venture. We may also realize losses related to our investment in the Joint Venture, which could have a material negative effect on our business, financial condition and results of operations.

In addition, on November 4, 2024 we entered into the Purchase Agreement to acquire all of the outstanding shares of capital stock of Ambry. Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consists of $375.0 million in Cash Consideration, plus the issuance of an aggregate of 4,483,136 shares of our Class A common stock as Stock Consideration, 2,152,505 of which shares will be subject to a lock-up for a period of one year following the closing date of the Acquisition. The Acquisition is expected to close in the first quarter of 2025, subject to the satisfaction of closing conditions contained in the Purchase Agreement, including receipt of all required regulatory approvals. If the Acquisition is consummated, our stockholders will experience immediate dilution as a result of the issuance of the Stock Consideration. In addition, we intend to utilize borrowings under the Additional Term Loan and the Revolving Credit Facility to fund the Cash Consideration for the Acquisition and to pay fees and expenses related thereto. Ares’ obligation to provide the contemplated financings is subject to a number of customary conditions contained in the Commitment Letter, including the execution of definitive documentation contemplated by the Commitment Letter and the closing of the Acquisition substantially simultaneously with the initial borrowings under the Additional Term Loan and Revolving Credit Facility. There can be no assurance that the Acquisition will be consummated on the terms set forth herein or at all and, if consummated, that we will achieve the expected benefits of the Acquisition. Moreover, pursuant to the Purchase Agreement, we are obligated to consummate the Acquisition irrespective of whether or not we obtain the requisite financing. There can be no assurance that definitive documentation related to the Additional Term Loan and the Revolving Credit Facility will be entered into, or that funding thereunder will be received, on the terms set forth herein or at all, and we may be required to utilize cash on hand to fund the Cash Consideration, which could have an adverse effect on our financial condition.

To finance any acquisitions, joint ventures or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. During the period through and including December 10, 2024, which is 180 days after the date of the Final Prospectus filed in connection with the IPO, we are permitted to issue up to 15.0% of the total number of shares of our common stock outstanding immediately following this offering in connection with acquisitions, joint ventures, commercial agreements or other similar arrangements. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSU Net Settlement and for working capital for the period ended September 30, 2024. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus dated as of June 13, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on June 17, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below. Sales under each of the following plans will not commence until, at the earliest, the expiration of lock-up restrictions in connection with our IPO.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Erik Phelps, Executive Vice President, Chief Administrative and Legal Officer and Assistant Secretary	Modification(1)	September 6, 2024	X		205,272	September 6, 2025
Andrew Polovin, Executive Vice President, General Counsel and Secretary	Modification(1)	September 6, 2024	X		To Be Determined(2)	September 6, 2025
James Rogers, Chief Financial Officer	Modification(1)	September 6, 2024	X		To Be Determined(3)	September 6, 2025
Jennifer A. Doudna, Director	Adoption	August 28, 2024	X		14,582	August 31, 2025
David R. Epstein, Director	Adoption	August 27, 2024	X		6,570	December 31, 2026
Wayne A.I. Frederick, Director	Adoption	September 12, 2024	X		12,000	September 15, 2025
Scott Gottlieb, Director	Adoption	August 27, 2024	X		55,675	August 15, 2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on June 14, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. See "Item 5 — Other Information — Disclosure of Trading Arrangements" in our Form 10-Q for the Quarter Ended June 30, 2024 for a description of the written plans adopted on June 14, 2024.
(2)
This Rule 10b5-1 trading plan provides for sales of (i) up to 115,884 shares of Class A common stock, plus (ii) up to approximately 96.7% (calculated on a weighted-average basis) of the net number of shares received upon vesting of an aggregate of 60,562 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.
(3)
This Rule 10b5-1 trading plan provides for sales of (i) up to 114,805 shares of Class A common stock, plus (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 67,083 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Equity Award

On November 1, 2024, the Compensation Committee of the Board of Directors of the Company approved the award of 30,000 restricted stock units ("RSUs") to Jim Rogers, the Company's Chief Financial Officer, one fourth of which vest on the first anniversary of January 15, 2025, and 1/16 of which vest quarterly thereafter.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42130	3.1	June 17, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42130	3.2	June 17, 2024

10.11*	Start-Up Agreement by and between the Registrant and Pathos AI, Inc., dated August 1, 2024

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

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

TEMPUS AI, INC.

Date: November 4, 2024	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)