Form 10-K
period 2024-12-31
Tempus AI, Inc.
filed 2025-02-24
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42130

Tempus AI, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4903308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 West Chicago Avenue, Suite 510 Chicago, IL 60654
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (800) 976-5448

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	TEM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $5.4 billion (based on the closing price of the Registrant's Class A common stock on the Nasdaq Global Select Market on June 28, 2024 of $35.00 per share).

As of February 21, 2025, there were 167,168,911 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, or the 2025 Proxy Statement, relating to its annual meeting of stockholders to be held in 2025, or the 2025 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed a part hereof.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K or incorporated herein, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. Within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, these forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning the following:

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
•
our ability to expand internationally, including through our joint venture, SB Tempus Corp., or SB Tempus, in Japan;
•
our ability to successfully acquire businesses, form joint ventures or make investments in companies or technologies, including our ability to realize the expected benefits of strategic plans, including our acquisition of Ambry Genetics Corporation, or Ambry;

•
our ability to protect and enforce our intellectual property rights, including our trade secret protected proprietary rights in our platform;
•
our ability to service or pay down existing or future debt obligations;
•
our anticipated cash needs and our needs for additional financing; and
•
anticipated trends and challenges in our business and the markets in which we operate.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I

Item 1. Business.

Overview

We endeavor to unlock the true power of precision medicine by creating Intelligent Diagnostics through the practical application of artificial intelligence, or AI, in healthcare. Intelligent Diagnostics use AI, including generative AI, to make laboratory tests more accurate, tailored, and personal. We make tests intelligent by connecting laboratory results to a patient’s own clinical data, thereby personalizing the results. Our novel insight was realizing that all laboratory test results, genomic or otherwise, could be contextualized for a specific patient based upon that patient’s unique characteristics, and technology could therefore guide therapy selection and treatment decisions to allow each patient to progress on their own unique path. The drugs recommended, the clinical trials explored, the care pathways evaluated, the adverse events considered—all have the potential to be refined and enhanced when test results are connected to a patient’s personal profile, enabling the right patient to be routed to the right therapy at the right time.

To accomplish this, we built the Tempus Platform, which comprises both a technology platform to free healthcare data from silos and an operating system to make the resulting data useful. Our proprietary technology has allowed us to amass what we consider to be one of the largest libraries of clinical and molecular oncology data in the world. Our goal is to embed AI, including generative AI, throughout every aspect of diagnostics to enable physicians and researchers to make personalized, data-driven decisions that improve patient care.

The ability to deploy AI in precision medicine at scale has only recently become possible. Advances in cloud computing, imaging technologies, large language models and low-cost molecular profiling, along with the digitization of vast amounts of healthcare data, have created a landscape that we believe is finally ripe for AI. However, despite an increase in the availability of healthcare data, physicians and researchers are largely unable today to leverage this data to improve patient care. The vast majority of healthcare data remains disconnected and lacks harmonization and structure. Traditional diagnostic tests are typically based only on a single data modality, such as a blood-based biomarker or a genomic mutation, and do not connect and integrate other forms of relevant clinical data, such as outcomes, or adverse events, or pathology results, which are essential for many clinical decisions.

In order to bring AI to healthcare at scale, we believe the foundation of how data flows throughout the ecosystem needs to be rebuilt. We established new data pipes, going to and from providers, to allow for the free exchange of data between physicians, who interpret data, and diagnostic and life science companies, who provide data, integrating relevant clinical data, such as outcomes, or adverse events, which are essential for many clinical decisions. Without this capability, we believe that data would continue to accumulate without impacting patient care. To accomplish this, we built both a technology platform to free healthcare data from silos and an operating system to make this data useful, the combination of which we refer to as our Platform. Our Platform connects multiple stakeholders within the larger healthcare ecosystem, often in near real time, to assemble and integrate the data we collect, thereby providing an opportunity for physicians to make data-driven decisions in the clinic and for researchers to discover and develop therapeutics. We aim to help physicians find the best therapies for their patients, help pharmaceutical and biotechnology companies make the best drugs possible, and enable patient access to emerging therapies and clinical trials when appropriate.

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

Our Platform includes proprietary software and dedicated data pipelines that create a network of healthcare institutions through approximately 700 unique data connections, many of which supply us with complex multimodal data in near real time, across approximately 3,000 healthcare institutions that order our products and services. Healthcare institutions supply us with this data in our capacity as a covered entity (for example, when we provide Next Generation Sequencing, or NGS, services on behalf of a patient), or as a business associate (for example, when we provide clinical trial matching services or data de-identification and structuring services). In addition to the data we receive in these capacities, we currently have a limited number of paid license agreements through which we acquire de-identified data directly from healthcare associations or institutions, and in certain circumstances we cover the actual direct costs associated with the technical integrations needed to create a data connection. We then integrate this data into a unified multimodal database through which we offer numerous analytical and decision support capabilities to our customers. We establish dedicated and integrated data connections with healthcare institutions to enhance the information we provide in our clinical reports, to increase the effectiveness of our clinical trial matching services, and to enable our AI Applications product line, which we believe has the ability to transform healthcare.

We have developed multiple products—each based on our Platform—that have allowed us to invest in structuring and harmonizing multimodal data, which is a necessary precursor for deploying AI at scale. Our products are organized under three product lines, Genomics, Data, and AI Applications or Algos. Each product line is designed to enable and enhance the others, thereby creating network effects in each of the markets in which we operate. Our business model allows pharmaceutical and biotechnology companies to unlock value from the data we collect, and allows us to monetize a de-identified copy of that data, in different ways across our different product lines. We believe these network effects provide a unique advantage to our business as the compounding value of each data record in our database serves to enhance our competitive moat. The more data we collect, the smarter our tests become, the more applications we launch, the more physicians join our network, further growing our database, making our tests more precise for clinicians and our database more valuable for researchers.

Our Genomics product line leverages our laboratories to provide NGS diagnostics, PCR profiling, and other anatomic and molecular pathology testing to healthcare providers, life sciences companies, researchers, and other third parties. However, unlike other laboratory diagnostic testing providers, many of our tests are connected to clinical data in some manner, which allows our suite of tests to be self-learning and become more accurate with each new test that we run. Our Data and Services product line facilitates drug discovery and development for life sciences companies through two primary products, Insights and Trials. Through our Insights product, we license de-identified libraries of linked clinical, molecular, and imaging data and provide a suite of analytic and cloud-and-compute tools to pharmaceutical and biotechnology companies. Our second product within our Data and Services product line, Trials, leverages the broad network of physicians we work with in oncology to provide clinical trial support for pharmaceutical companies that are looking to reach hard-to-find and underserved patient populations. Our third product line, AI Applications, is focused on developing and providing diagnostics that are algorithmic in nature, implementing new software as a medical device, and building and deploying clinical decision support tools. The primary product of AI Applications is currently “Next,” an AI platform that leverages machine learning to apply an “intelligent layer” onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective.

Industry Background

The Limitations of Employing Technology, Data, and AI in Healthcare and Precision Medicine

Technology has had a significant impact on almost every sector of our global economy. From the way we shop online, access information on the internet, or use GPS to navigate the world. We benefit from, and depend on, technology, data, and the vast computational and connective ecosystem that surrounds us. Yet healthcare has seemingly lagged other industries in embracing the power of technology and leveraging the ensuing computational revolution.

We believe this is changing. Recent technological advancements have facilitated the deployment of modern computational methods, such as AI and machine learning, to improve healthcare. Breakthroughs in cloud computing, imaging technologies, large language models, and low-cost molecular profiling have made it easier and more cost effective to digitize, structure, harmonize, and store healthcare data, and analyze the resulting datasets at an unprecedented rate. These developments are expediting the adoption of AI, which we believe will impact all aspects of healthcare, from clinical diagnostic testing to the discovery and development of therapeutics, to healthcare delivery more broadly.

Despite the accumulation of healthcare data, we believe the healthcare system still lacks the integrated networks and modern analytical tools necessary to facilitate data-driven care at scale. The vast majority of healthcare data created today remains locked in silos and lacks harmonization due to decentralized institutions using non-standardized methods for collecting data, in addition to a large percentage of the data being in unstructured formats like free text (such as physician progress notes) and non-digitized images (such as pathology slides). Clinical outcomes data, to the extent it even exists, often remains disconnected from diagnostic data, and traditional laboratory tests provide results that are often based only on a single data modality that lack patient context. In addition, clinical and research decisions are too often made based on small sample sizes of historic data.

In order to bring AI to healthcare at scale, we began by rebuilding the foundation of how data flows in and out of healthcare institutions, which we refer to as the Tempus Platform. We have established data pipes, going to and from providers, which allow for the free exchange of data between physicians, who interpret data, and diagnostic and therapeutic companies, who provide data. Harnessing the power of this data at scale required a Platform that could break down data silos, collect vast amounts of multimodal data, structure and harmonize it, and deploy AI to make it useful for physicians and researchers to make data-driven decisions in the clinic or at the lab bench, thereby advancing precision medicine. Our access to broad and diverse data serves as the basis for our ability to train generative AI models, and we believe our relationships with healthcare institutions provide us with proprietary data to deliver on the promise of AI in healthcare. Without this Platform, we believe the data would continue to pile up at an increasing rate without improving patient care. We have built a version of this Platform and are now deploying it at scale in oncology in the United States, with other disease areas following.

Importance of Multimodal Healthcare Data

Technology is enabling the healthcare industry to collect data at an unprecedented scale, yet most datasets continue to be fractured or narrowly focused by disease type or data modality; almost none are comprehensive enough to provide a full picture of the patient and their clinically relevant characteristics. We set out to solve that problem by building a platform that collects broad datasets in near real time and at scale. Our Platform is differentiated in several ways. First, we collect data from multiple diagnostic modalities, including NGS, anatomic pathology slides, radiology images, and other laboratory tests. Second, the data we collect is often connected to EHR data, such as key phenotypic characteristics, therapeutic data, and clinical outcome and response data. Third, our Platform is multi-disease, spanning oncology, neurology, cardiology, and infectious disease. Our Platform is purpose built to deploy AI at scale, using multimodal datasets, across disease areas. We believe these differentiators have the potential to transform healthcare.

A New Industry: Intelligent Diagnostics to Advance Precision Medicine

While AI has the potential to broadly impact healthcare, we believe it will transform diagnostics first. Diagnostics, broadly defined, is the process of determining by examination or assessment the nature and circumstance of disease. Physicians use diagnostics all the time; they order blood tests, biopsies, scans, genomic tests, and others. Physicians rely on diagnostic results to make the vast majority of their treatment decisions. Researchers rely on diagnostic tests to better understand disease and make better decisions throughout their discovery processes.

The ability to leverage generative AI on top of large, harmonized, multimodal datasets provides the opportunity to make diagnostic tests more personalized, and therefore more intelligent. Intelligent Diagnostics incorporate an individual patient’s longitudinal phenotypic, morphologic, and molecular data, including outcome data from the patient’s EHR, to give laboratory test results clinical context. In doing so, Intelligent Diagnostics can leverage generative AI to make laboratory tests more accurate, tailored, and personal. The test result itself is designed to be specific to each patient and their own unique patient journey. The result is also informed by our large dataset that enables association of clinical outcomes and therapeutic response for patients who are similar to the patient being treated.

The process for making a diagnostic “intelligent” improves upon the process for performing genomic testing, by leveraging technology and data to add clinical context and therapeutic insights. An Intelligent Diagnostic requires the following: (i) perform a laboratory test or ingest results from a laboratory test; (ii) review the test results on a stand-alone basis; (iii) combine the stand-alone results with other forms of relevant clinical data from that patient’s medical records; (iv) contextualize or reconfigure the stand-alone laboratory results to the extent necessary with the insight derived from that patient’s clinical history; (v) include the outcome and response data of patients who are similarly situated to the patient for whom the test was ordered; and (vi) use generative AI to derive analytical and clinically relevant insights and provide those to the physician and patient. See below for an illustration comparing an Intelligent Diagnostic to a standard genomic test:

OUR DIFFERENTIATED PROCESS FLOW OF AN INTELLIGENT DIAGNOSTIC

	Run a clinician-ordered test or ingest a test from an outside lab	Review test result (PDL-1 high, FGFR mutation, EKG normal) on a stand-alone basis	Combine results with other information about that patient pulled from their medical records	Contextualize results by analyzing phenotypic, morphologic and molecular data	Analyze therapy data, outcome data, clinical trial data, and modeling data for similar patients	Final outcome
TEMPUS **Intelligent Diagnostics**	✓	✓	✓	✓	✓	**Use AI to predict optimal therapeutic path for each patient and deliver results to clinician**
Traditional Precision Medicine Tests	✓	✓	✗	✗	✗	**Match patients to approved therapies for clinical trials targeting specific alterations**

No refining or contextualization of result using multimodal data or other clinically relevant information

We believe the adoption and deployment of Intelligent Diagnostics will have a substantial impact on patient care. In oncology, for example, Intelligent Diagnostics have the potential to eventually incorporate insights using data from molecular and anatomic pathology, bioinformatics, genomic variant analysis, inherited cancer risk, computational biology, drug label data, noted adverse events, clinical trial data, research publications, investigational studies, care pathways, real world evidentiary studies, and phenotypic and morphologic data. We already have the ability to incorporate many of these data elements today.

The consequence of incorporating multimodal data is to make precision medicine “personalized” as opposed to “targeted.” A targeted diagnostic test might find a specific condition or characteristic of a patient that is relevant to a particular therapy. For example, in cancer, a targeted diagnostic test may identify a genomic biomarker that could inform therapy selection, such as identifying a HER2 amplification that would allow a HER2 inhibitor to be prescribed to a breast cancer patient. The standard test to determine whether a HER2 amplification is present (other than at Tempus) is typically not designed to assess factors such as whether the patient is male or female, old or young, or has diabetes or a heart condition. Nor does the standard test consider the medication the patient has taken or is currently taking, or the adverse events the patient has experienced.

An Intelligent Diagnostic test, by contrast, might recommend specific therapies based not just on a singular characteristic, but on the comprehensive profile of the patient who will receive the proposed therapy. For example, an Intelligent Diagnostic might highlight that the breast cancer patient should consider immunotherapy before taking the HER2 inhibitor, or might highlight a series of adverse events the physician should be aware of based on other phenotypic characteristics for that patient, such as if the patient had a heart condition and therefore an elevated risk of a cardiac adverse event from taking the HER2 inhibitor. By linking multimodal data regarding both the disease, such as cancer or diabetes, and the host, our tests can provide a more comprehensive and holistic view of the patient and reconfigure results based in part on the clinical data we collect and the aggregate information in our database.

Intelligent Diagnostics also have the potential to disrupt the clinical trial process. Today new therapies are typically approved based on randomized clinical trials that apply to broad populations and demonstrate incremental improvements over the existing standard of care. The current process suffers from several inherent flaws. First, clinical trials are generally expensive and slow to complete. Second, if and when therapeutics are approved, they can have less of an impact on the larger population than the trial population, given an inherent bias on who has access to academic medical centers and emerging studies. Third, many new therapies are only effective on a subset of patients that enter clinical trials.

We believe Intelligent Diagnostics, AI, and technology broadly can help solve these problems. We believe our ability to contextualize test results to individual patients, to incorporate real world evidence at scale, to identify patterns across similarly situated patients, will help physicians make better, data-driven decisions— which drug to prescribe, which trial to consider, and so on.

The Tempus Platform

Tempus set out to build proprietary technology to implement Intelligent Diagnostics and to facilitate access to, and use of, the resulting datasets. The Tempus Platform connects multiple stakeholders within the larger healthcare ecosystem and provides both the technical infrastructure for what we consider to be one of the world’s largest libraries of matched clinical and molecular data, and an operating system to make that information useful. Our Platform is end-to-end and vertically integrated. It allows us to ingest data from providers, perform diagnostic testing upon request, generate results leveraging our multimodal database, and provide clinical context for a specific patient. Below is a graphic illustrating our Platform’s core functionality.

THE TEMPUS PLATFORM

Clinically Intelligent Healthcare Applications
Providers
John Doe
Pharma
Data Summary
ARTIFICIAL INTELLIGENCE
MACHINE LEARNING
TEMPUS OPERATING SYSTEM
State of the art high throughput testing labs
Multimodal data from trusted healthcare institutions and associations
DATA INGESTION & ACQUISITION

We believe our AI-enabled Platform can provide unique value whenever two conditions exist: a heterogeneous diseased population and a variety of therapeutics or therapeutic pathways, which are often prescribed based on trial and error. For example, in oncology, there is a diverse population diagnosed with cancer, and each subtype has different characteristics. The combination of unique patient characteristics and different cancer subtypes results in a variety of phenotypic attributes (old, young, male, female, black, white, etc.). In addition, there are hundreds of possible therapeutic paths to consider in cancer (surgery, radiotherapy, chemotherapy, targeted therapy, immunotherapy, etc.). These conditions create an ideal backdrop for the benefits of big data and AI.

The same is true in neuropsychiatry. A heterogeneous population suffers from numerous neurological disorder subtypes, such as depression, anxiety, bipolar disorder, and other psychiatric conditions. Like oncology, there is a diverse patient population and a number of prescribed antidepressants, often based on trial and error. Further, the complexity of oncology, neuropsychiatry, and many other major causes of morbidity necessitate a multimodal data approach, as any single modality (e.g., DNA-only) is unlikely to provide enough information to differentiate meaningful patient subgroups. We believe technology and AI should facilitate data associations and substantially reduce the guesswork associated with which drug to prescribe, in what amount, and in which order.

Facilitated by our relationships with many leading hospitals across the healthcare system in the United States, we believe we are well positioned to introduce precision medicine at scale across multiple disease categories and drive adoption of our Platform and novel AI solutions. We are leveraging our ability to collect, structure and harmonize data, and deploy AI on large datasets to facilitate precision medicine broadly. We initially deployed our Platform in oncology, expanded substantially within oncology, and recently extended into neuropsychiatry, radiology, and cardiology. Below is a timeline of our Platform’s evolution, both within oncology and into different disease categories:

Core Elements of our Platform

The Tempus Platform combines multiple elements into a vertically integrated infrastructure that enables us to ingest data from providers, structure and harmonize the data into a common database, provide laboratory diagnostic testing, and deliver personalized results that provide clinical context by leveraging our data. We offer closed-loop, full- stack, bi-directional integrations between a clinician’s desktop and our laboratory diagnostic capabilities, analytics platform, and repository of multimodal data. Our scaled, interconnected provider network covers more than 50% of U.S. oncologists and provides us with broad data rights, including the rights to longitudinally updated data from time to time. The combination of our Platform and vast provider network yields a powerful flywheel that continues to become more accurate and precise as more patients are added, thereby compounding the network effects of our offering. We believe each of these elements is difficult for competitors to replicate, and together represent a significant competitive advantage. The following diagram represents the different elements of our Platform.

WE OPERATE AT SCALE

Our offerings have been used by **more than 7,500 physicians** across hundreds of provider networks, leading to a diverse core database that is more than 50x the size of The Cancer Genome Atlas (TCGA), the largest public genomic dataset that we know of in oncology. We also now have more than **240 petabytes of data** in our cloud environment.

We are connected to **>65% of all Academic Medical Centers** and **>50% of oncologists** in the U.S. are connected through our sequencing and data collection efforts.

TEMPUS
~9,000,000
Clinical Records
>1,200,000
Imaging Records
>1,200,000
Samples Sequenced
>250,000
RNA Profiles
TCGA
10,000
DNA & RNA

Ingestion and Generation of Data

We ingest healthcare data in near real time and at scale, including molecular, clinical, and imaging data. Between our sequencing and data collection efforts, we are connected in some way to more than 50% of all oncologists practicing in the United States, along with a growing number of patients in neuropsychiatry, cardiology, and infectious disease. Our methods for collecting and creating data include the following:

Ingesting data through our relationships and partnerships with healthcare providers. We have developed proprietary tools to establish approximately 700 direct data connections, across approximately 3,000 hospitals, many of which are bi-directional. We have established relationships with hundreds of provider networks, including more than 65% of all academic medical centers in the United States. To obtain data from these sources, we use a variety of near real-time connections (e.g., HL7, FHIR) and batch data exchanges. Healthcare institutions supply us with this data in our capacity as a covered entity (for example, when we provide NGS services on behalf of a patient), or as a business associate (for example, when we provide clinical trial matching services or data de-identification and structuring services). We ingest and structure data using optical character recognition, or OCR, natural language processing, or NLP, and proprietary workflow tools along with manual data curation. Our proprietary tools connect to a provider’s EHR system, data warehouse, or third-party data provider to pull out relevant structured and unstructured data that the provider has agreed to provide to Tempus, including longitudinal follow-up data to the extent the provider has made such data available. To facilitate these data- sharing relationships, we have developed software products and services that align to our customers’ interests by helping providers use our software tools to improve patient care. In certain circumstances, we cover the actual direct costs associated with the technical integrations needed to create a data connection. We cover these costs to help facilitate providers’ contribution of data and their corresponding use of our products, which then makes our tests more intelligent and helps them to facilitate the delivery of better care. We generally retain the rights we acquire in de-identified data even if our contractual obligations expire or are terminated.

Relationships with industry associations. In addition to healthcare providers, we work with numerous industry associations in the United States, such as ASCO. Under our collaboration with ASCO, we structure and distribute the oncology data ASCO collects as part of CancerLinq, which is their oncology data effort. We work with other large associations such as ONCare Alliance, LLC (surviving entity after merger of the National Cancer Care Alliance and the Quality Cancer Care Alliance), and have agreements in place with large integrated community practices. While our relationships in oncology are widespread, we are making inroads in other disease areas. For example, we are working with a large hospital network to train algorithmic models based on a de-identified subset of approximately 3.5 million electrocardiograms, or ECGs, across more than 800,000 patients, with decades of longitudinal clinical data, including outcome and response data. We also have agreements with numerous other institutions through both our sequencing and data efforts to collect and structure multimodal infectious disease data, and have entered into a variety of partnerships and collaborations across neuropsychiatry, diabetes, and cardiology giving us access to additional clinical data.

Laboratory diagnostics. In addition to our dedicated data pipelines, we generate data for our Platform from our four high-throughput diagnostic testing labs in Chicago, Atlanta, Raleigh, and Aliso Viejo. Our labs offer a range of anatomical and molecular NGS tests, including a broad portfolio of solid tumor and liquid biopsy cancer tests. Our laboratory offerings enable us to populate our database with connected and comprehensive molecular, clinical, and morphologic data that has been de-identified. We also make available an unrestricted copy of the raw files containing the rich data we generate in the laboratory, along with any clinical data we curate, to the providers who order our tests, to further enable their own research efforts. In February 2025, we acquired Ambry Genetics Corporation, or Ambry, a leader in hereditary cancer screening and the supplier of our germline sequencing (Tempus|xG) for hereditary cancer risk. With the acquisition of Ambry, we can leverage its vast amounts of data to augment our current data offerings. Further, Ambry’s offerings span multiple disease areas, enabling us to expand beyond oncology into new categories, such as pediatrics, rare disease, cardiology, reproductive health and immunology. Additionally, Ambry’s significant laboratory capabilities on the west coast will help increase our overall footprint in the country.

We ingest and generate a variety of different types of data from different sources. The following represents selected data modalities that we collect and aggregate into our database.

SELECTED DATA WE INGEST OR GENERATE

DNA
RNA
Epigenetics
Organoids
Clinical Imaging
Clinical EMR
TEMPUS
Multi-modal data
Clinical Notes
Lab Tests
Single Cell
Pros
Pathology
Proteomics

Proprietary Data Processing

Once data is ingested, we deploy proprietary clinical data abstraction tools, including natural language processing, optical character recognition, and our abstraction software, to structure, harmonize, and de-identify the data we collect. We have developed various software tools, including algorithmic agents that leverage large language models, to organize millions of records into a common format that spans a variety of data types. For example, we organize clinical data from unstructured documents and structured EHR fields, and typically digitize whole-slide pathology images as part of our clinical workflow. We then combine this data with the molecular data that we generate in our labs or process from third parties, giving us a more comprehensive profile of patients. Unstructured data housed in physician notes and other documents is processed using OCR and NLP, mapped to Tempus’ Medical Ontology, and routed to data abstractors for further curation and quality control. Typically we receive identified data, either in our capacity as a covered entity under the Health Insurance

Portability and Accountability Act, or HIPAA, or to the extent we have a business associate agreement with the provider. Following abstraction and structuring, we de-identify data and only retain the resulting de-identified dataset, other than through our obligations to retain selected identified data as a covered entity providing laboratory tests to clinicians. Many clinicians who order Tempus tests clinically are also involved in research related activities. By making this organized and structured data available to the clinicians (along with raw files associated with the testing we perform) we serve, those clinicians can use the data to further their own research efforts to help patients.

Our Proprietary Multimodal Database

We believe most healthcare databases lack real-time functionality, depth among data types, and the scale of matched clinical and molecular records needed to meaningfully improve therapeutic research and development. Tempus is attempting to solve this problem by democratizing the use of near-real time molecular, clinical, and imaging data by embedding our solution into the clinical care of patients. As our testing volume has grown, and as our dedicated data pipelines have expanded, the size of our database has increased exponentially. Since we launched our Platform in 2016, Tempus has amassed over 900 million documents, across more than 7.3 million de-identified patient records, including over 1.1 billion pages of rich clinical text that we use to train our large language models. The database also includes over 1,400,000 records with imaging data, more than 1,300,000 with matched clinical records linked with genomic information, and more than 260,000 with full transcriptomic profiles. Within oncology specifically, we believe this represents one of the largest and most comprehensive molecular libraries of cancer patients in the world. The breadth of our database, the quality and diversity of our data, as well as its regularly updating nature, allow us to offer a variety of AI-enabled solutions to the market. We believe our unique data set enables us to bring the benefits of generative AI and large language models to healthcare, as our curated, multimodal database can be used as a proprietary training set to build a variety of AI based applications, which we intend to deploy through our existing network and distribution platform. We also retain the rights to broadly commercialize de-identified data. As the amount of data in our cloud environment continues to grow from its current size of more than 240 petabytes, we believe new AI applications and opportunities will emerge that are only possible with scale, driving innovations in patient treatment that were previously unattainable. The following diagram represents the growth of our database over time.

Another valuable attribute of our dataset is the number of different data modalities represented. We believe multimodal data is a necessary predicate to successfully build and deploy AI-based applications given the complexity of disease and the various attributes across different forms of data (e.g., text, images, molecules, etc.). As of December 31, 2024, our database included the following types of data, among others:

SUMMARY OF THE CONTENTS OF THE TEMPUS DATABASE

Clinical Data ~9,000,000	Imaging Data >1,200,000	Clinical + Molecular Data >1,400,000	Tempus Samples Sequenced >1,200,000
Clinical data profiles collected from our provider partners' EMRs + relationships with associations Onco database includes approx.: ~8.0 million de-identified patient records ~1.9 million outcomes ~310 million procedures ~1.1 billion medications ~990 million documents ~~16 million noted biomarkers	Imaging files collected through our data pipelines, our anatomic pathology lab tests, and our Geisinger partnership >1 million patients with cardiac data >1 million pathology images	Our matched clinical and molecular dataset profiles consist of both the tumor's molecular profile and various phenotypic data elements (therapy data, time on treatment, and clinical outcome) and treatment response data, when and to the extent available We compiled this matched dataset by sequencing patients for our provider partners (who supply clinical data) and ingesting data through our relationships with provider partners	This dataset includes both clinical and molecular data from the patients Tempus has sequenced (e.g. somatic, germline, DNA, and RNA data) ~260,000 patient samples from full transcriptomic analysis

Footnote: Our clinical data typically includes the following information to the extent provided and abstracted by Tempus: unique identifier; age; sex; race/ethnicity; histology; stage of disease; sample type (primary vs. metastatic); anatomical site of sample and method of procurement; cancer treatment history, including therapies administered; timing of relapse and timing of treatments, including cancer-related treatments and surgery; genomic profiling results (e.g., internal, external providers); tumor response; progression free survival; RECIST or equivalent; ECOG/Karnofsky scores, or equivalent; and adverse events.

Proprietary Software Tools and Solutions

We have developed numerous software tools and applications to help make our services accessible to multiple constituencies within the healthcare ecosystem and support our various product lines. We believe this system architecture, which employs AI techniques such as neural networks, deep learning, large language models, and other statistical learning techniques to generate patient-specific insights. We are able to not only train and validate some of these AI models for research use, but we can also develop them into clinical-grade algorithmic tests, or Algos, and deploy them clinically as part of routine care. As our data advantage and system architecture continue to improve, we believe our existing Intelligent Diagnostics will gain further adoption thereby accelerating our ability to deploy technologies, including AI Applications, in the clinical setting.

We are both a healthcare company and a technology company, which we believe allows us to more quickly and effectively develop and deploy AI techniques within our proprietary software systems. To do so, we rely on employees with expertise spanning multiple disciplines, including those with PhDs and other advanced degrees in the scientific fields of machine learning, data science and computational biology, as well as Medical Doctors practicing disciplines such as pathology and oncology. In addition to our diverse employee base, we are able to train AI models using our proprietary and expansive multimodal, de-identified dataset. We leverage our varied expertise and extensive resources to continuously monitor and review the statistical performance of the models used across our Platform to ensure performance and prevent degradation.

We describe below some of the core software applications that form part of our Platform, including examples where we have developed and deployed AI techniques.

External Facing Applications

We have two primary software applications that serve as interfaces for different markets and allow our customers to interact with our Platform. Hub is our clinical application for physicians and other healthcare providers and is used primarily in our Genomics product line as an end-to-end application for healthcare providers who use our NGS tests. Lens is our application for life sciences customers and other healthcare researchers, launched in May 2021. Lens is aligned with Insights, one of our products within Data, and allows users to identify, license, and ultimately analyze cohorts of data for research purposes. We typically enable our customers to access free or charge certain software applications (like Hub) and certain features of other applications (like Lens). However, in some cases we may charge for access to Lens when a customer is interested in some form of customization or access to Lens’ full suite of capabilities.

Hub

Hub can be accessed on the web or through our mobile applications. Hub enables physicians and other providers to interact with our Platform, place orders for our laboratory tests, track them through the sequencing process, view results, and develop treatment plans using the other information Tempus makes available. Hub streamlines and automates what previously required a significant investment of both time and resources for those ordering and delivering genomic reports.

A physician’s experience, through Hub, typically begins with our online ordering feature, which presents providers with Tempus’ various test options and guides users through the ordering process. Once Tempus has processed an order and sequenced a specimen, Hub synthesizes information across our various tests, orders, and patients, and presents the information in a consumer-friendly interface. For example, Order Summary synthesizes information from various clinical orders, test results, and other information relevant to a patient’s course of treatment. A typical patient might have multiple sequencing events over time. Hub visually presents all of a patient’s results side-by-side, so a treating physician can comprehensively view how a patient’s disease has changed over time, including in response to therapy. Hub also provides care teams a robust set of search and filtering tools so they can navigate our Platform. Physicians can use Hub to identify similarly situated patients or patient sub-groups, including by specific molecular alteration. Physicians can also export and download the resulting dataset for further analysis.

Hub offers additional functionality that goes beyond ordering and presenting clinical results. Our clinical trial system, for example, handles the complexities of matching patients to clinical trials, by synthesizing clinical and molecular data matched against inclusion and exclusion criteria for the trial. It even allows physicians to activate their point of care as a clinical trial site, if approved by the trial sponsor, in order to easily enroll patients who would otherwise not have access to experimental therapies. The proprietary features within Hub put powerful analytics in the hands of physicians, allowing them to pursue research opportunities using accessible molecular data, and explore immune insights such as HLA type, immune infiltrates and neoantigens. Finally, Time on Therapy provides physicians a view into the Tempus Precision Medicine Library, which includes the treatment paths of patients within our de-identified database who display similar molecular or phenotypic profiles to their own patients. These tools enable new patients to potentially benefit from the experience of those that came before.

One example of an AI model whose results are available within Hub, and which illustrates a typical development and validation process for our AI models, is our tumor origin, or TO, algorithm. Our TO algorithm predicts the site of origin for cancer patients whose primary tumor site is unknown using machine learning models trained on tumor RNA expression results from our de-identified multimodal database. We began developing our TO algorithm in 2019, and it was first deployed in a clinical setting in 2021. We developed and trained the TO algorithm, like other machine learning models, by adopting current best practices for AI model development. For example, in developing the TO algorithm, we explored distinct model architectures (logistic regression, random forests and neural networks) and feature selection methods, and we utilized multiple cross validation techniques using both our own and independent third-party datasets. After its launch, we continue to monitor the performance of the TO algorithm by using advanced statistical methods to detect potential model drift or degradation over time. Each TO prediction is reviewed by our board certified pathologists for consistency with underlying data, and the distribution of expected cases is reviewed and assessed against the expected distribution of diagnoses.

We include below some illustrations depicting some of Hub’s capabilities:

Lens

Lens is our software application for life sciences and advanced precision research. We designed Lens to expose our multimodal, de-identified dataset to two main constituencies: (i) clinicians interested in exploring data related both to their own patients and to similarly situated patients from the broader Tempus dataset, and (ii) pharmaceutical and biotechnology clients that are focused on drug discovery and development and want to explore our dataset and/or supplement their own analytics with our tools and data.

For clinicians, Lens helps users filter our multimodal database to identify groups of patients that meet their research requirements. It allows browsing, segmenting, selecting, and analyzing cohorts of patients using a variety of clinical, molecular, and demographic characteristics. We generally make these aspects of Lens available to our customers without charge because such access helps our customers identify data cohorts of interest and facilitates data licensing opportunities.

In addition to this basic functionality, Lens allows advanced computational users to perform robust analytics using our cloud-and-compute infrastructure and modeling tool set. We launched certain of these advanced features in May 2021, one of which is called Notebooks, a proprietary tool that allows users to run their own AI models within our cloud-and-compute environment, taking advantage of fast and streamlined access to our data and computational infrastructure, and saving researchers time and money. Over time, we intend to enter into separate subscription agreements, and charge separately, for expanded access to Lens and the increased functionality we intend to provide to our users.

We believe that as Lens evolves, it has the potential to redefine life sciences research as investigators can both use our tools for their computational needs and instantly download the data they need for their analysis. We are not aware of any other application in oncology, or any other major disease area, that allows researchers to build large multimodal cohorts, utilize advanced analytics capabilities to explore the data, and download data for deeper analysis in near real time.

We include below some illustrations depicting some of Lens' current capabilities, which we expect to continue to expand and enhance over time:

Other Software Applications

Our software applications extend beyond the oncology space. In the neuropsychiatry space, for example, we have built a series of proprietary and customized applications that are oriented around depression and other related psychiatric conditions. In addition, we licensed a customized software tool, which we call TempusPRO, that helps track patient reported outcomes, which we integrate into Hub. Patients use the mobile application to complete regular and systematic check-ins, while providers use the tool to view clinical reports and review the patient reported information. We have developed this application to empower providers to make data-driven, personalized treatment decisions, as well as collect outcome measurements on a regular, longitudinal basis in an effort to build one of the largest real-world multimodal datasets in psychiatry.

Our Three Product Lines

Our products are organized under three product lines, with each product line designed to enable and enhance the others, thereby creating network effects in the markets in which we operate. Our Genomics product line provides a broad range of diagnostic testing services to healthcare providers. Our Data and Services product line monetizes de-identified data that we collect and facilitates enrollment in clinical trials, and which at scale has allowed us to provide a series of data related services to our life sciences customers, such as clinical trial matching. Our AI Applications product line leverages our database to provide diagnostics entirely driven by data, which helps route patients to the optimal therapy and advance research more broadly.

Our three product lines and their corresponding product offerings are illustrated in the diagram below:

Tempus’ three product lines

We started in cancer bringing AI to diagnostics through the real-time personalization of genomic tests.

Our Platform supports our three product lines, with each designed to enable and enhance the others, thereby translating the network effects of our technology into the markets in which we operate and allowing us to monetize our products, and the resulting data we collect, in multiple ways.

GENOMICS
Diagnostic Testing
Run tests and bill insurance or be paid directly
ANALYTICS
DIAGNOSTICS
DATA AND SERVICES
Licensing & Trials
License de-identified, multimodal records and software tools; match patients to clinical trials, bill pharma and biotech companies per match
APPLICATIONS
AI APPLICATIONS
AI-based algorithms
Develop algorithmic diagnostics, software as a medical device, and clinical decision support applications

We believe the interrelated nature of our three product lines is unique. Our business model allows our clients to unlock value from our data, and allows us to monetize that data (in de-identified format), in different ways across our different product lines. We believe these network effects and the compounding impact on the value of each data record in our database enhance our competitive advantage. The more data we collect, the smarter our tests become, the more applications we can launch, the more physicians join our network, further growing our database, making our tests smarter for clinicians and our database more valuable for researchers.

Genomics

We launched our Genomics product line to provide a comprehensive suite of Intelligent Diagnostics to healthcare providers, and to generate a steady stream of molecular data to help fuel growth in our Data and AI Applications product lines. As we run more tests through our laboratories, and as those tests are linked to patient records and clinical outcomes, we grow our data assets and leverage them across our other product lines. We operate three laboratories that provide NGS diagnostics, PCR profiling, and other anatomic and molecular pathology tests. We have broad capabilities across genomic, transcriptomic, proteomic, microbiomic, epigenetic, and methylation-based assays, and our laboratory infrastructure allows us to operate as a high-quality, low-cost NGS provider broadly serving the market. However, unlike other laboratory diagnostic testing providers, many of our tests are connected to clinical data, in some manner, which allows our suite of tests to be self-learning, becoming more accurate and precise with each new test that we run. Furthermore, rather than providing a result based on a single data modality, such as a DNA mutation, our Platform leverages data from other modalities and other patients in an effort to be more comprehensive.

We are generally paid for our Genomics services by billing insurance companies, or patients directly, who reimburse us for the tests we run, or by billing providers or pharmaceutical companies directly. The following diagram represents a summary of our test offerings as of December 31, 2024:

SUMMARY OF TEMPUS' GENOMICS TEST OFFERINGS

Oncology

Tempus|xT (2017)
648 gene solid tumor cancer assay; FDA approved in April 2023

Tempus|xR (2023)
Whole transcriptome RNA cancer assay

Tempus|xF (2018)
105 and 523 gene liquid biopsy cancer assay

Tempus|xE (2018)
Whole exome cancer assay

Tempus|xG (2021)
52 and 88 gene inherited cancer risk germline assay

Tempus|xM (2024)
Joint methylation and variant workflow for minimal residual disease detection

Tempus|xH (2025)
Whole-genome sequencing test, available for RUO in hematological malignancies

Neuropsychiatry

Tempus|nP (2019)

Pharmacogenomics profiling in neuropsychology

Our Oncology Tests

Our Platform’s first application was in oncology, where we have built a versatile portfolio of cancer tests spanning solid tumors and hematologic malignancies, germline and somatic variants, and tissue and liquid biopsies. Since our inception, our approach to precision oncology has been to provide comprehensive genomic profiling through NGS that enables us to both generate clinically relevant insights that may not be possible with narrower testing approaches, and contribute high-quality molecular information back to providers and to our database. We offer large-panel solid tumor and hematologic testing through multiple assays, with our core clinical assay (xT and xR) offering large panel DNA, RNA full transcriptome, and incidental germline findings through normal blood or saliva analyses. Our current offerings also include liquid biopsy (xF), whole exome (xE), and hereditary cancer risk (xG). With our acquisition of Ambry in February 2025, we believe we have an opportunity to further expand and enhance our inherited risk screening capabilities for cancer patients. We are also currently validating a treatment response monitoring assay. Our oncology tests are differentiated not only because of their breadth, but also because in many cases they are connected to clinical data, which allows us to account for the drugs the patient took historically, how they responded, and for which clinical trials they are actually eligible. We endeavor to not recommend drugs for which a patient has been previously prescribed in a prior line of therapy and failed, and not recommend clinical trials they are not eligible to participate in, based on the inclusion or exclusion criteria of the trial.

The following table lists our current oncology test offerings:

Lab Tests	Launch Year	Description
Oncology tests
Tempus|xT	2017	• Designed to detect actionable oncologic targets by sequencing tumor tissue samples • Typically associated with incidental germline testing for
		matched normal saliva or blood samples, when available
		• Fourth generation test that covers648 genes at 500x coverage spanning approximately 3.6 Mb of genomic space
		• Includes full TCR, BCR, and HLA typing for immuno- oncology, or IO, signatures
		• Detects TMB, MSI, and fusions
		• The test has an approximately 10-day quoted turnaround time.
		• In our analytical validation, we demonstrated sensitivities >98% for SNVs,>92% for rearrangements / fusions, >92% for CNVs and indels, and 99.9% for MSI.
		• Premarket approval (PMA) obtained from the FDA in April 2023
		• Awarded Advanced Diagnostic Laboratory Test (ADLT) status
Tempus|xE	2018	• A whole exome cancer assay designed to identify actionable oncologic variants as well as neoantigens across the exome from tissue samples, thus enabling IO applications
		• Run at ~150-250x media coverage for approximately 650 of the most significant onco-driving mutations and ~150-200x median coverage for more than 19,000genes on the panel
		• Detects TMB, MSI, and fusions
Tempus|xF	2018	• Next-generation liquid biopsy assay covering 105 genes at approximately 20,000x coverage from peripheral blood samples for solid tumors
		• Typically used for oncogenic and resistance mutations that can be detected in cell free DNA, or cfDNA, from a peripheral blood draw

•
In our analytical validation, for 0.5% VAF and 30ng of DNA, we demonstrated >99.9% sensitivity for SNVs, 98.8% for indels, >99.9% for CNVs, and 97.4% for rearrangements and fusions. xF also demonstrated 100% sensitivity concordance with Roche AVENIO ctDNA Expanded Kit for indels, CNVs, and rearrangements. We also demonstrated >99.9% specificity for SNVs, indels, and fusions, and 96.2% specificity for CNVs

Tempus|xG	2021	• The xF+ version is a 523 gene panel that includes bTMB, MSI, additional fusions and CNVs • 52 gene inherited cancer germline panel run off whole exome platform at 75x depth of coverage

•
Tests hereditary predisposition across common and well- described cancer syndromes such as breast, ovarian, prostate cancer (BRCA1, BRCA2), pancreatic cancer (CDKN2A, PALB2), colorectal cancer (APC, BMPR1A), and Lynch Syndrome (MLH1, MSH2, MSH6, PMS2, EPCAM)

		• Typically used in patients with a personal and / or family history suggestive of hereditary predisposition to cancer and can guide future diagnostic decisions
		• The xG+ version is an 88 gene panel covering genes associated with both

Lab Tests	Launch Year	Description
		common and rare hereditary cancers
Tempus|xR	2023	• Full transcriptomic profiling assay for solid tumors and hematologic malignancies at 50 million paired end reads, offered as a separate test as of January 2023 (previous paired with xT and xE)
		• Reports clinically relevant fusions for more than 100 targeted genes, as well as altered splicing events for MET exon 14 and EGFRvIII, in an unbiased and comprehensive manner
		• 43.4% of patients were matched to a targeted therapy when DNA seq, RNA seq, and immune biomarker assessment were combined, compared to 29.6% of patients who had a therapy match using DNA seq alone

•
Among patients with identified fusions, 29% more patients were identified with a unique clinically actionable fusion that could be matched to a targeted therapy when RNA seq was incorporated, compared to DNA seq alone

		• The test has an approximately 10-day quoted turnaround time

We launched xM, a high coverage methylation sequencing assay for monitoring for cancer recurrence and minimal residual disease on June 1, 2024, initially covering colorectal cancer with the potential to expand into additional indications. In November 2023, we entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc., or Personalis, pursuant to which we began marketing Personalis’ Personal Dx test in the United States initially in non-small cell lung cancer and breast cancer, as well as IO treatment response monitoring. Personalis will conduct additional development activities to further analytically validate the test in other indications. Personalis will perform tests ordered by patients through us and will bill such patients or payers.

We believe incorporating clinical data in our diagnostic tests has widespread benefits. For example, combining clinical and molecular data resulted in improved therapy matching for patients in a study that we conducted, the results of which were published in Nature Bio in September 2019. In that study, using our sequencing results and matched clinical data from 500 patient samples across a range of tumor types, we observed that 96% of patients could be matched to at least one clinical trial. Approximately 77% of patients were matched to at least one clinical trial based on a gene variant. Of the patients who were not matched to a biomarker-based clinical trial, 19.4% were matched to at least one disease-based clinical trial from clinical data alone.

The results of the Nature Bio study indicated that paired tumor-normal DNA-seq and RNA profiling of patient cancer biopsies yielded high match rates to targeted therapies and clinical trials, and also underscored the value of integrating and contextualizing clinical and molecular data to provide physicians with distilled information regarding their patients’ disease and potentially actionable characteristics. In sum, our Platform demonstrated an ability to help maximize personalized therapeutic options for a broader proportion of patients with cancer, which typically cannot be attained through smaller tumor-only DNA-seq panels.

In addition, in a paper we published in Nature Precision Oncology in July 2021, we highlighted the benefits of performing both solid tumor and liquid biopsy profiling. We observed that the concordance of the results of tissue sequencing and liquid testing, even when concurrently profiled, was approximately 70% at most, with both liquid testing and tissue sequencing missing a selected number of potentially actionable mutations. Yet when both are performed, as Tempus often does, the coverage of potentially actionable mutations increases.

We believe the market is recognizing the value of our products and their benefits, as they relate to sequencing both somatic and germline variants, running both solid tumor and liquid biopsies, broadly sequencing RNA in addition to DNA, making available raw files and structured clinical data, and matching the results to clinical data for the patient sequenced. As a result, our clinical volume in oncology rose from approximately 31,000 samples sequenced in 2018 to approximately 350,000 samples in 2024.

TOTAL ONCOLOGY SAMPLES SEQUENCED

31,000
63,000
113,000
151,000
207,000
288,000
350,000
2018
2019
2020
2021
2022
2023
2024

Our Neuropsychiatry Tests

We entered neuropsychiatry in 2019. We currently offer our proprietary nP assay for pharmacogenomic testing for patients with psychiatric conditions, such as depression, general anxiety disorder, bipolar disorder, and other relevant diagnoses. Despite the growing prevalence of depression and anxiety, their treatment remains largely the same as it has been for decades. Today, there are dozens of antidepressants that are often prescribed based on trial and error, where psychiatrists alter the dose and class of medications when one fails to work. The difficulties in prescribing medications leads many patients to take the wrong medications, in the wrong dose. Emerging evidence demonstrates that there are molecular mechanisms that suggest one drug, or class of drugs, may work better than another based on the genetic profile of the patient, and our assay is designed to elucidate these differences. The following table describes our nP assay.

Tempus|nP	2019

• Pharmacogenomic profiling for patients with psychiatric conditions; primarily used for depression

• Covers 13 validated genes with known roles in pharmacokinetics, pharmacodynamics, and immune response to FDA approved medications that may be prescribed in the neuropsychiatric space

• Uses matrix-assisted laser desorption ionization-time of flight (MALDI-TOF) mass spectrometry to analyze 80 single nucleotide and small insertion-deletion (indel) variants in the 13 genes. Concurrently, DNA fragment analysis is used to analyze copy number variants in CYP2D6 and a large indel in the SLC6A4 promoter

In an effort to bring AI to this field, we are not only performing pharmacogenomic profiling, we also regularly collect two additional data modalities: (i) time on therapy data from the patient’s EHR (or directly from the ordering physician), and (ii) patient reported outcome, or PRO, data through our TempusPRO mobile application.

TempusPRO is our patient-facing mobile application that collects PRO measurements on a longitudinal basis. We are also capturing passive lifestyle measurements through mobile sensory devices, such as daily steps and minutes spent exercising. These measurements serve as a quantitative, unbiased backbone to the more qualitative and subjective measures that are commonplace in psychiatry. As we continue to advance the field of psychiatric medicine, we believe our Platform is well suited to extend to additional neurological conditions beyond depression, anxiety, and bipolar disorder.

Data and Services

Our Data and Services product line facilitates drug discovery and development for life sciences companies through two primary products: Insights and Trials. We also maintain a growing tumor-derived biological modeling (or organoid) laboratory, which allows us to provide modeling and screening services to our pharmaceutical and biotech clients.

One way we measure our data business is based on the remaining total contract value, or the Remaining TCV, that is contractually committed to be delivered in the future. As of December 31, 2024, we have signed contracts with a Remaining TCV of more than $940.0 million, which includes approximately $300.0 million in additional potential future contractual opt-ins. Remaining TCV is equal to the total potential value of signed contracts and assumes the exercise of all contract options, all discretionary opt-ins, and no early termination. Remaining TCV includes the total potential value of the company’s strategic collaborations with AstraZeneca AB, or AstraZeneca, and GlaxoSmithKline, or GSK, which, although listed under the Data and Services product line, could be satisfied by the purchase of any of the company’s products and services. Remaining TCV excludes any revenue recognized to date on these contracts or any future adjustments made to the contractual value as a result of amendments or terminations. Our agreements contain termination clauses, including the ability of our counterparty to terminate for convenience, and there can be no guarantee that contracts will not be terminated, that contractual options and discretionary opt-ins will be exercised, or that we will achieve the full amount of potential revenue represented by these contracts. Remaining TCV is not a calculation of revenue and should be viewed independently of revenue and deferred revenue, as Remaining TCV is not intended to be combined with or replace these items. Similarly, Remaining TCV is not a forecast of future revenue, which can be impacted by, among other things, contract start and end dates, our ability to meet performance obligations, and the exercise of contractual options or termination rights. Moreover, Remaining TCV may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

Insights

Historically, the primary means for pharmaceutical and biotechnology companies to build a dataset for drug discovery and development was to run a preclinical study or clinical trial, and to leverage limited datasets such as medical claims data. We believe Tempus is changing the existing paradigm. We launched our Insights product to allow researchers to access large amounts of multimodal healthcare data that historically did not exist at scale in a single consolidated database. We have amassed a large connected dataset, which we organize in near-real time across multiple modalities and multiple disease areas, allowing us to work with pharmaceutical and biotechnology companies across the drug lifecycle—from discovery, research and development, and, ultimately, commercialization.

For our Insights offering, we license libraries of linked, de-identified clinical, molecular, and imaging data, and provide a suite of analytic and cloud-and-compute tools for discovery, research, development, and other commercial purposes. Our primary customers are pharmaceutical and biotechnology companies. These customers either pay us on a per file basis or through multi-year data licensing agreements to use our de-identified patient database. We currently work with 19 of the 20 largest public pharmaceutical companies based on 2023 revenue.

We believe we offer a unique value proposition to the industry as a cost-effective source of high-quality and comprehensive data on targeted patient populations. Our data is useful across the oncology drug development value chain, and our biotechnology and pharmaceutical customers are using the data to inform decisions in a variety of discovery and development applications, selected below. One metric that illustrates the utility of our data to our customers is “Net Revenue Retention.” Net Revenue Retention compares the annual Insights product revenue generated from all customers that made an Insights purchase in one year to the annual Insights product revenue generated from the same cohort of customers in the subsequent year. Net Revenue Retention is not a calculation of revenue and should be viewed independently of revenue and deferred revenue, as Net Revenue Retention is not intended to be combined with or replace these items. Similarly, Net Revenue Retention is not a forecast of future revenue. Moreover, Net Revenue Retention may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For the year ended December 31, 2024, Net Revenue Retention was approximately 140% compared to the same cohort of customers for the period ended December 31, 2023.

To illustrate an example of how our data can be applied, in December 2020, we published a peer-reviewed study in ScienceDirect in which we analyzed longitudinal real-world data, or RWD, from a large cohort of patients with breast cancer (n = 4,000) to test whether results were consistent with previous clinical studies and to demonstrate the real-world evidence validity of our database. We also evaluated whole-transcriptome sequencing as a complementary diagnostic tool (n = 400). The conclusions of the study demonstrated that our database mirrored the overall population of patients with breast cancer in the United States, and that near real-time, RWD analyses are feasible in a large, highly heterogeneous database. Furthermore, the study demonstrated that molecular data may aid deficiencies and discrepancies observed from breast cancer clinical RWD.

Because many of our data profiles regularly update with clinical outcome and response data over time, the utility of a single de-identified record may increase over time. As such, the files we generate by sequencing a patient, when connected to clinical data, are valuable to pharmaceutical and biotechnology companies, as they not only allow users to gain molecular insight into what is happening among cohorts of patients, but they also allow users to track those cohorts over time. As a result, our files behave as if they have a “lifetime value” that has the potential to increase over time, in a manner similar to a content company where you pay to create content and then monetize the content over time as people subscribe to access the content.

Trials

Trials is our second offering within our Data and Services product line and leverages our broad network of physicians we work with in oncology to provide clinical trial matching services for pharmaceutical companies trying to reach hard-to-find and underserved patient populations. Our clinical trial matching product is built on top of our near real-time data feeds and harnesses AI to accelerate the connection between patients, clinical trial sites (hospitals) and clinical trial sponsors (life sciences companies). We empower both oncologists to help their patients find clinical trials and pharmaceutical companies to enroll patients into their trials. We generate revenue from both matching the patient to the trial (through notices we send to physicians alerting them of potential trials that are a fit for their patients), and from the patient actually enrolling in the trial.

Our Trials product is a bold initiative that we do not believe has been implemented at scale in the United States by any other organization. We are endeavoring to create a just-in-time network across a wide variety of academic medical centers and community providers, that can support hundreds or even thousands of trials, in which the administrative and logistical foundation is uniform across the entire network. This network allows us to identify a patient that is a match for a targeted trial and get that patient enrolled within days, even if the trial was not previously open at the hospital (assuming consent of the trial sponsor), anywhere in the United States. Prior to Tempus, we believe it would have been virtually impossible to even attempt to build this type of just-in-time program across oncology, as the required ingredients for success are unique to our Platform, namely: (i) a large genomic sequencing business that is widely adopted and allows for the identification of patients that are molecular matches to trials; (ii) the ability to structure clinical data for those patients in near real time to filter for inclusion and exclusion criteria; (iii) direct pipelines allowing data to be transferred to and from the laboratory and provider; and (iv) an analytic engine able to stratify patients and follow each unique patient journey ensuring that patients actually enroll in the studies.

Our clinical trial matching offering is called the TIME Trial® program, which we launched in June of 2019. Since its introduction, this program has gained significant traction with more than 250 clinical trials signed into the network. More than 30,000 patients were identified for potential enrollment into clinical trials in our network as of December 31, 2024. We believe the breadth of our network, the data to which we have near real-time access, and our relationships with oncologists enable us to offer a clinical trial matching service that has the potential to materially expand patient access to and accelerate enrollment in clinical trials in the United States.

TEMPUS TRIALS NETWORK

The Therapies product harnesses AI-enabled solutions to accelerate the connection between patients, clinical trial providers, and pharmaceutical companies

Signed & active
In onboarding

90+
Health systems

250+
Clinical trials signed into network

~2
Weeks for just-in-time activation

>30,000
Patients identified for potential clinical trials participating in our network

One of the primary benefits of our Trials product is our ability to facilitate the initiation of a clinical trial in a new location in a short amount of time. Third-party research suggests that it takes 6-12 months, on average, to initiate a new trial site for an ongoing clinical trial in the United States. We have been able to substantially streamline this process by leveraging technology and introducing a standard methodology, with activation of new sites through our Trials product taking approximately two weeks on average in 2024. A comparison of our average time from site initiation to patient consent with the industry average is below:

In addition to TIME, we provide other clinical trial services and conduct our own studies as part of our Trials program, all with a goal of identifying new therapies and bringing them to market more efficiently. In January 2022, we acquired Highline Consulting, LLC, a contract research organization, or CRO, which we subsequently renamed Tempus Compass, LLC, or Tempus Compass. Tempus Compass manages and executes early and late-stage clinical trials, primarily in oncology. We also partner with life sciences companies to sponsor studies of drugs, devices, and diagnostics, integrating our life science solutions to help bring new drugs to market faster. Each of the products and services within our Trials program complement each other to create a suite of integrated solutions for life sciences companies from early discovery to commercialization.

Tumor Derived Biological Modeling—Organoids

In addition to our efforts to collect vast amounts of phenotypic, morphologic, and molecular data, we have built a large, biological modeling lab that allows us to test various theories in vitro through our large repository of tumor-derived Organoids, and to perform drug screening for our various life sciences clients. Many of our Organoids are fully characterized and sequenced using our NGS panels, providing genomic and transcriptomic data for our models, allowing us to explore various hypotheses that enhance our data. Examples of hypotheses we are able to test in our Organoid lab include: (i) which therapeutics are most effective; (ii) differential levels of drug response by tumor type, genomic profile, or other targeted attributes; (iii) discovery of RNA signatures; (iv) attributes of responders and non-responders; and (v) response rates in therapy-resistant models. We work with numerous collaborators including biotechnology companies, pharmaceutical companies, academic institutions, and government labs. Since 2017, we have scaled our sample collection efforts and have received approximately 4,100 tumor samples to date.

These samples cover a wide range of cancer subtypes, allowing us to work on comprehensive drug screening applications across multiple epithelial based tumor types, such as breast, lung, colorectal, and pancreatic. One of the goals of this screening is to predict a series of therapeutic responses in our Organoids and then test whether or not patients are experiencing similar responses in the clinical setting.

We view biological models as another form of data. Our efforts to grow Organoids are part of our overall strategy to leverage the best of systems biology along with the best of AI to collect the requisite data needed to produce answers broadly throughout healthcare.

AI Applications

The vastness of our dataset, along with our connected platform, creates an opportunity to use data to algorithmically diagnose and treat patients. Our third product line, AI Applications, or Algos, is focused on developing and providing diagnostics that are algorithmic in nature, implementing new software as a medical device, and building and deploying clinical decision support tools. The primary product of AI Applications is currently “Next,” an AI platform that leverages machine learning to apply an “intelligent layer” onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective. For example, algorithmic diagnostics that integrate multimodal data can be used to create a more accurate risk profile for patients, leading to improved outcomes and reduced cost. Our repository of multimodal data allows us to find associations and patterns that are largely invisible through a single data modality, but readily apparent when combined. In addition, we find the strength of our analytic models, and our ability to deploy them clinically, improves as we add additional datasets. While we plan to continue developing our own proprietary software and algorithms, from time to time, we also utilize open source technologies or in-license technologies from third parties.

The example diagram below represents how algorithm-based diagnostics work and the value of multimodal data as it relates to improved analytics:

Algorithm-based diagnostics are already being used in healthcare, but are not widespread. For example, algorithms exist today that leverage EHR data and lab results to predict early onset of hospital-borne infections, but these tools are still in the very early stages of adoption and validation. While Algos today represent only a small proportion of the diagnostics market, we expect their adoption to grow substantially in the future. We believe Algos represent a significant long-term opportunity that may be substantially larger than our other existing product lines. We believe our ability to launch Algos at scale is a key differentiator of our Platform.

Our Oncology Algos Portfolio

We believe our robust, multimodal dataset creates an opportunity for Algos that otherwise would not be possible and allows us to build AI models at scale, clinically validate them, and deploy the resulting Algos into clinical practice. We currently offer a suite of Algos in oncology, and have more in various stages of development. As of December 31, 2024, more than 80,000 molecular oncology Algos have been ordered with our various genomic assays. Most of the Algos we currently offer are part of our xR assay, and we do not bill separately for them. Some Algos will likely yield little to no reimbursement until their clinical utility is established or will be ordered separately with our existing NGS assays or diagnostics to enhance the actionable information for physicians, and some may obtain reimbursement at prevailing rates for comparable tests.

Algo	Launch Year	Description
Oncology

Tumor Origin (“TO”) Test	2021

• Predicts the site of origin for cancer patients whose primary tumor site is unknown using tumor RNA expression results

• Intended use of the TO test is for cancers of unknown primary, or CUPs, and may help clinicians make more informed decisions where other clinical information like imaging and immunohistochemistry results do not provide a definitive diagnosis

• Uses information from analysis of nucleic acids by NGS performed as part of a separately ordered genomic or transcriptomic test

• Built using a large internal database of more than 20,000 annotated tumors with transcriptomic molecular data. By comparing the molecular profile (transcriptome) of the patient’s cancer with profiles of other cancers in our database, we can help pinpoint the origin of the patient’s cancer, potentially helping to inform the course of therapy

• For the year ended December 31, 2024, ordered on approximately 10% of our solid tumor profiles

Homologous Recombination Deficiency (“HRD”) Test	2020

• A DNA-based algorithmic test that helps identify if a patient has HRD, providing a comprehensive view into a patient’s ability to repair double-stranded DNA breaks

• HRD status can be used to identify patients who may be sensitive to PARP inhibitors and/or platinum-based chemotherapy

• Takes into account results from our solid tumor profiling, giving a full view into commonly mutated genes in the HR-pathway, along with a genome wide l LOH score, giving a clinician a complete view of HRD status

• Can be ordered across all major cancer subtypes and does not require additional tissue from the patient

• Currently incorporating RNA into a second version of the algorithm, which is intended to improve prediction

Algo	Launch Year	Description
Dihydropyrimidine Dehydrogenase Deficiency (“DPYD”) Test	2021

• Identifies certain alterations in the DPYDgene, which may be associated with a patient’s potential toxicity to 5-FU/Capecitabine chemotherapy based on the associated drug labeling and guidelines from the Clinical Pharmacogenomics Implementation Consortium, or CPIC.

• Provides insight into the potential likelihood of a patient developing severe or even fatal toxicity of 5-FU/Capecitabine chemotherapy by covering five SNVs in DPYD genes, providing a more complete patient profile. According to CPIC, 5-7% of patients test positive for DPYD deficiency and should be considered for monitoring or dose reduction.

• This algorithm uses sequencing data generated as a part of a separately-ordered Tempus|xT Solid Tumor + Normal test.

• Tempus DPYD is available pan-cancer although it is most relevant in colorectal, breast, pancreatic and GI cancer patients who are being considered for treatment with 5-FU/Capecitabine chemotherapy.

Tempus PuristSM	2023

• Tempus PuristSM test is an algorithm that classifies pancreatic ductal adenocarcinomas (PDAC) patients into one of two subtypes (basal-like or classical).

• Patients with the basal subtype have a worse prognosis and are less likely to benefit from FOLFIRINOX therapy than classical patients.

• Uses information from nucleic acids by NGS performed as part of a separately ordered genomic or transcriptomic test.

• USES a k-top scoring pair (k-TSP) method (8 top scoring pairs, 16 genes in total) to assign a basal probability score. Patients with a basal probability score of ≥50 are categorized as basal subtype, while those with basal probability score <50 are categorized as classical subtype.

Our Cardiology Algos

Heart disease is the leading cause of death in the United States. About 700,000 Americans die from heart disease annually, with more than 11% of American adults diagnosed with heart disease and millions of patients suffering from undiagnosed, life-threatening, yet highly treatable conditions such as AFib, cardiomyopathy, and valvular heart disease, to name a few. Tempus is working on solutions to find, diagnose, and help treat these patients earlier in order to improve patient outcomes, using routinely generated clinical data, such as data from a 12-lead ECG, a widely used and easily acquired medical test that measures the electrical activity of the heart, to screen patients who might be at high risk and help navigate them to the appropriate interventional therapy.

In cardiology, we ingest multimodal data and use approximately 60 algorithms to identify potential care gaps and continuously monitor patient data to find at-risk patients who may be falling through a care gap unbeknownst to their physician, and automatically notify care teams of any needed follow-up or disease progression. More than 100 hospitals nationwide are currently powered by Tempus Next and more than 45,000 patients are screened per month.

We are also developing algorithmic models that aid clinicians in identifying patients at increased risk of developing atrial fibrillation, or AFib, along with a variety of other cardiac conditions. These Algos are trained using a de-identified subset from approximately 3.5 million ECGs, across more than 800,000 patients, with decades of longitudinal clinical data, including outcome and response data. The FDA granted Tempus breakthrough status for our first ECG software device, which employs a diagnostic algorithm designed to identify patients at high risk of developing AFib in certain populations (patients 40 years of age and older, without pre-existing or concurrent AFib or atrial flutter, and who are at elevated risk of stroke based on a commonly used clinical stroke risk assessment tool (i.e., CHA2DS2-VASc score of ≥4)).

Algo	Launch Year	Description
Cardiology

Atrial Fibrillation Test	2023 (in clinical trial setting)

• We have developed an algorithm designed to predict AFib from a normal ECG for certain populations.

• About 3.5% of patients who receive ECGs appear not to have AFib but will develop AFib, acute coronary syndrome, or similar condition within one year. This Algo is designed to predict major cardiac trauma and stroke risk from these normal ECG results.

• The Tempus AFib test received FDA breakthrough designation in March 2021 for patients 40 years of age and older, without pre-existing or concurrent AFib or atrial flutter, and who are at elevated risk of stroke based on a commonly used clinical stroke risk assessment tool (i.e., CHA2DS2-VASc score of ≥4).

• We are also advancing Algos that are designed to predict aortic stenosis, and we are working on other disease areas within cardiology, such as low ejection fraction and familial hypercholesterolemia.

We are also advancing Algos that are designed to predict aortic stenosis, and we are working on other disease areas within cardiology, such as low ejection fraction and familial hypercholesterolemia. If broadly deployed, we believe these Algos could have widespread clinical applicability, increase life expectancy, and reduce the total cost of care.

In addition to algorithms based on NGS testing or in the cardiology space, we currently offer more than 50 algorithms and are continuing to develop additional algorithms derived from radiologic images and digital pathology slides. In October 2022, we acquired Arterys, Inc., a company that provides a platform to derive insights from radiologic medical images to improve diagnostic decision-making, efficiency, and productivity across multiple disease areas. We have also developed algorithms based on Immunohistochemistry, or IHC, and H&E staining, which can be used, among other things, to help identify patients who may be eligible for additional treatments or clinical trials.

Commercialization

Our commercial efforts are generally focused on driving increased adoption of our various products and services, both by increasing the utilization of existing customers and securing new customers. We employ targeted sales and business development organizations, whose team members are engaged in direct sales and marketing efforts. Our commercial teams typically target healthcare providers and life sciences companies, which are the main purchasers of our products and services. We describe below our overall commercial strategy for each of our three products.

Genomics

Our Genomics product line, largely made up of molecular testing, has two primary customers: physicians and bio-pharma companies. When we sell our tests to physicians we are typically providing them as part of routine clinical care and we are often billing insurance and seeking reimbursement on behalf of the patients for whom the test was ordered. When we sell our test to bio-pharma, we are typically being paid as a contract sequencing provider, either for the trials they are running or as a companion diagnostic to their drug. On the physician side, we commercialize our Genomics products in the United States to clinicians and healthcare providers largely through our dedicated clinical sales organization, that calls on individual doctors or medical practices. As of December 31, 2024, our clinical sales organization in the United States included approximately 210 sales representatives who are primarily contacting oncologists, psychiatrists, and other healthcare providers. Our sales representatives typically have backgrounds either in a particular disease area (such as oncology or neuropsychiatry) or in laboratory testing and therapeutics more generally. We supplement our commercial team with clinical specialists with extensive medical affairs experience who provide molecular support in the field.

In oncology, which currently is our largest market, we are focused on driving adoption by targeting individual treating physicians, academic medical centers, community oncology practices, leading physician networks, and industry associations. We also are exploring relationships with third-party payers and governmental institutions. We have a land and expand strategy, by account, whereby we attempt to sign new accounts and increase adoption of our platform within these accounts over time. As such, we often begin a relationship that is transactional in nature, but seek over time, to work on a more comprehensive basis with healthcare providers, serving an ever increasing percentage of our molecular diagnostic needs over time. We find that once a physician starts using Tempus, if they order more than 5 oncology NGS tests from us, their 12-month retention rate is 87%.

In addition, we believe that interactions among treating physicians help drive adoption of our products. We are focused on key opinion leaders in the industry through direct outreach and indirect marketing efforts. As of December 31, 2024, we have either published or been acknowledged in 600 publications (more than 450 Tempus-authored), including the following:

•
163 total (120 Tempus-authored) peer-reviewed articles published or accepted for publication in major journals, including publications such as Nature Biotechnology, Clinical Breast Cancer, Nature Medicine, and Cell.
•
339 total (281 Tempus-authored) poster presentations based on clinical and research data that have been accepted and presented at major scientific conferences.
•
37 oral presentations at scientific meetings such as the ASCO, ASCO Gastrointestinal and Genitourinary Cancer Symposiums, San Antonio Breast Cancer Symposium, and the American Heart Association Scientific Sessions.

We have a similar strategy in neuropsychiatry, in which we aim to increase the commercial adoption of our nP test for depression as part of the rapidly growing market for pharmacogenomic testing, with a goal to better understand, diagnose and treat neuropsychiatric disorders.

Our commercial strategy for other disease areas is expected to follow our strategy in oncology, which is to focus on offering a broad range of molecular diagnostics to the market, that are connected to clinical data, so we can track how molecular results correlate with outcomes and responses, thereby making our tests smarter and more personalized overtime.

Research Testing

A small component of our genomic testing involves testing performed in a research capacity. This type of testing is typically done under an agreed upon contracted arrangement for specific tests at specific prices and volumes. Typical customers in these arrangements are pharmaceutical companies engaged in testing for clinical trials, researchers who need genomic testing to further research activities, or a company marketing products or services of their own who elects to use us as a reference laboratory. In this type of research testing, the agreed upon rate for testing may vary significantly, and in some cases may even be offered as an in-kind service in exchange for other rights we obtain in the contracted relationship.

As it relates to selling our Genomic Products to bio-pharma, we have a dedicated team of sales executives focused on calling on biotech and pharmaceutical companies who use genomic sequencing services predominantly for the research they are conducting, the clinical trials they are running, or as a companion diagnostic to the extent their therapeutic relies on a bio-marker. To this group, we are typically selling retrospective and prospective sample testing services, as well as companion diagnostic development to support the approval and commercialization of therapeutics.

Data and Services

In addition to our field sales force, our Data and Services products rely on a dedicated business development team focused on enterprise sales to pharmaceutical and biotechnology companies in the United States and abroad. Our strategy with each customer is to demonstrate the value proposition of our Platform and de-identified datasets, and to expand the utilization of our Data and Services products across the organization from early-stage research through clinical development to commercialization. Given the broad and differentiated utility of our Platform, we believe we can support our pharmaceutical and biopharmaceutical customers across many applications, including:

• early stage research and development;

• discovery of new targets and mechanisms of acquired resistance;

• clinical trial patient identification and enrollment; and

• Analytic services, including cloud and compute.

We also expect to be able to capture other commercial opportunities from our genomic data, which can be used in combination with clinical outcomes or claims data for multiple applications, including novel target identification, label expansion, and other commercial applications.

As of December 31, 2024, we had approximately 50 sales executives in our Data and Services product line development organization. We divide these individuals by both geography and strategic account to ensure consistency and coordination across our sales efforts.

AI Applications

Our third product line, AI Applications, is focused on developing and providing diagnostics that are algorithmic in nature, implementing new software as a medical device, and building and deploying clinical decision support tools. Our primary AI Applications product is currently “Next,” an AI platform that leverages machine learning to apply an "intelligent layer" onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective.

We develop Algos in three ways: (i) we may develop them internally based on our robust de-identified dataset; (ii) we may collaborate with a third party to develop Algos together; and (iii) we may license an existing Algo from a third party. Once we clinically validate an Algo, we typically bring it to market through our existing provider network by leveraging our Genomics sales force. For example, our HRD and TO Algos in oncology have been added to our standard requisition forms, online portal, and EHR integrations. Treating clinicians can order these Algos at the same time they place their standard clinical testing orders for our other Genomics products. We believe clinicians find significant value in being able to receive multiple answers from Tempus while only needing to provide one set of biospecimens, thereby reducing the burden on their patients and their staff. At present, we expect our Algos in other disease areas to go to market through our network of EHR integrations and clinical collaborations.

In October 2022, we acquired Arterys, Inc., a company that provides a platform to derive insights from radiology medical images to improve diagnostic decision-making, efficiency, and productivity across multiple disease areas. We have also developed algorithms based on IHC and H&E staining, which can be used, among other things, to help identify patients who may be eligible for additional treatments or clinical trials.

We commercialize AI Applications in multiple ways. The commercialization of future Algos will depend the nature of each and whether we are able to bill insurance separately. When we do so, we expect reimbursement will be limited for most Algos at launch and may grow over time as we build additional evidence to support the clinical utility and benefit of each Algo.

Competition

The increasing value of using data to inform clinical care and drug development decisions is leading more companies to attempt to develop offerings that are marketed in a manner that makes them appear comparable to ours. As a result, each of our products faces increasing competition from a number of other companies.

Our Genomics products line primarily faces competition from diagnostics companies that profile genes in cancers and other disease areas, based on either single-marker or comprehensive genomic profile testing, using NGS to evaluate either blood or tissue. Our primary competitors for our currently marketed precision oncology tests include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Natera, Neogenomics, ResolutionBio, which was acquired by Agilent, and others. As we expand into other applications such as recurrence monitoring or minimal residual disease, as well as potentially testing for early detection in the future, we anticipate facing competition from a broader universe of companies. Legacy diagnostic laboratories, such as Quest and LabCorp may also pose competitive threats within the market. Competitors for our pharmacogenetic test in neuropsychiatry include Myriad Genetics, Inc. and Genomind, Inc.

Our Data and Services products primarily face competition from companies that help pharmaceutical and biotechnology companies acquire data to inform drug discovery and development. Our main competitors in this area are Flatiron Health, Inc., IQVIA Holdings Inc., ConcertAI, and others. Our Data and Services products also face competition from CROs, such as Fortrea, ICON, Syneos, PPD, and others, who provide data and clinical trial matching services to pharmaceutical and biotechnology companies.

Our AI Applications products face competition from providers that are focused on providing laboratory testing or algorithm-based diagnostics for the disease and application areas in which our Algos are focused. Our TO test competes with liquid or tissue-based diagnostic tests from Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc. Illumina, Inc, and others. Our HRD test competes with tests from Myriad Genetics, Inc., Caris Life Sciences, and others. We may also compete with companies developing or commercializing algorithm-based diagnostics using a variety of different data modalities, including digital pathology companies such as PathAI, Inc. and PaigeAI. In cardiology we may compete with companies such as HeartFlow Inc. and Eko Devices, Inc. We expect other competitors to enter this market, including academic medical centers who develop their own Algos and are looking for new ways to commercialize them. We believe we are positioned well against this competition given our broad provider network and our ability to deploy AI solutions at scale through our Platform.

Many of our competitors may have substantially greater financial and other resources than us, including larger research and development staff, or more established marketing and sales forces. Other competitors are in the process of developing novel technologies for the diagnostics and healthcare data markets that may lead to products that rival or replace our products. While we cannot be certain as to how the market will evolve, today we believe we are substantially differentiated from our competitors for many reasons, including the network effects of our products, proprietary technologies, rigorous product development processes and scalable infrastructure, customer experience, and multidisciplinary teams.

For further discussion of the risks we face relating to competition, see the section titled “Risk factors— Risks Related to Our Business and Strategy.”

Payer coverage and reimbursement

Clinical Testing

A majority of the genomic testing we perform is clinical in nature. We typically receive reimbursement for these tests from commercial payers and from government health benefits programs, such as Medicare and Medicaid. In almost all of our arrangements for clinical testing, we take on the obligation (and risk) to bill the patient’s insurance for the testing being provided, subject to other laws that may require us to directly bill the healthcare provider in limited circumstances. We also have a small number of “direct pay” arrangements where the provider may agree to pay us a specific amount and take on the billing obligation (and associated risk of payment) for the testing performed for that customer’s patients, or where a third-party advocacy group or government agency has arranged for and agreed to pay for testing.

Laboratory tests such as our genomic tests, as with most other healthcare services, are classified for reimbursement purposes under a coding system maintained by the American Medical Association known as current procedure terminology, or CPT, which we use to bill and receive reimbursement for our tests. CPT codes are associated with the particular test that we have provided to the patient, but do not always precisely describe the testing offered.

Once the American Medical Association establishes a CPT code, the Centers for Medicare & Medicaid Services, or CMS, establish payment levels and coverage rules under Medicare (sometimes through national coverage determinations, or NCDs), although it delegates some of that authority to local Medicare administrative contractors, or MACs, who may have local coverage determinations, or LCDs, in place. Private payers establish their rates and coverage rules independently.

As of December 31, 2024, we had received payment on approximately 55% of our clinical oncology NGS tests across all payers performed from January 1, 2022 through December 31, 2023. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2024. For the years ended December 31, 2024 and 2023, our average reimbursement for NGS tests in oncology was approximately $1,510 and $1,450, respectively. Our strategy to improve reimbursement is as follows:

• Continue to work with NGS, our local MAC in Chicago, to maintain coverage of current assays, obtain coverage of new assays through engagement and reconsideration requests, and to continue various appeals when coverage is denied.

• Continue to work with our new MAC, Palmetto, which covers our tests when performed out of our newest lab in Raleigh, North Carolina, to get the technical assessment of our assays approved and coverage policy in place for reimbursement.

• Continue to seek FDA approval of additional assays.

• Continue to work with commercial payers to both get in network and get our assay approved and reimbursement at a higher rate than it currently is.

At present, we have a team that is dedicated to the above, and if we are successful we would expect our reimbursement per assay to be more in line with other NGS providers who have adopted similar strategies, such as FMI and Guardant.

Algos

Because we expect the Algos we bring to market to provide value to a wide variety of stakeholders in the healthcare ecosystem, we anticipate that the payment we may be able to obtain will vary substantially. Value obtained is likely to depend on the nature of the underlying product or service developed, as well as the disease area and manner in which the product or service is made available. For example, while the current HRD and TO offerings are point-of-care ordered, and are reimbursed through our xR assay, we do not expect to be limited only to payment and reimbursement through the typical fee-for-service reimbursement model based solely on point-of-care clinical testing. We may also develop Algos in combination with life sciences companies in which we are paid directly or through alternative payment structures.

In sum, we expect that reimbursement for our Genomics products and Algos may provide value to, and potentially be paid for by, pharmaceutical companies, health maintenance organizations, managed care organizations, pharmacy benefit managers, large employers, and integrated delivery network health systems, in addition to being reimbursed by government healthcare programs, private insurers and other third-party payers. Those arrangements may take many forms. Pharmaceutical companies have expressed interest in using some of our Algos to better identify, screen, stratify, and enroll patients in clinical trials, payers have expressed interest in Algos that could assist them in value-based care initiatives that reduce spending waste in the healthcare system, and large health systems have expressed interest in certain population health screening Algos that could assist them in providing higher quality care, better outcomes for patients, and/or in reducing costs.

Operations

We currently perform our laboratory tests, including our NGS and anatomic pathology tests in our clinical laboratories in Chicago, Atlanta, Raleigh and Aliso Viejo. Our Chicago, Atlanta, Raleigh, and Aliso Viejo laboratories are CAP-accredited and CLIA-certified, and licensed in other states including New York, California, Maryland, Pennsylvania, and Rhode Island.

The scale our laboratories have been able to achieve in the approximately 9 year period since we ran our first clinical test is a direct result of the quality and experience of our laboratory staff, our investment in technologies in the laboratory that assist with automation and workflow improvements, and the ability of our engineering staff to build fit for purpose applications in a rapid development environment to support the laboratory’s evolving needs. Our leadership staff in laboratory operations has decades of experience in running high-quality, high-throughput assays and have been instrumental in putting in place the necessary standard operating procedures to perform the volume of testing we do in a repeatable, reliable manner while constantly looking for opportunities to improve and refine our processes. The workflows in our laboratory are designed for high-throughput testing and numerous steps in the process are fully automated or semi-automated using robotics and other advanced workflow technologies. At present, for our xT and xF tests, our laboratory workflows enable us to successfully deliver results over 96% of the time, assuming tissue is received that meets the minimum requirements we have outlined for our assays.

Our investments have allowed us to continuously drive turnaround time downward, to provide results to doctors and their patients in a timeframe that we believe now meets or exceeds many of our competitors who have been operating in the NGS space for longer. As of December 31, 2024, our average turnaround time for our xT assays was approximately nine days, and our average turnaround time for xF was approximately eight days.

We believe that the strong foundational infrastructure in our laboratory operations, along with the technology used in our lab and the engineering expertise we have on hand is further differentiated when coupled with the connections we can rapidly deploy with our customers, and the experienced research scientists and doctors we employ, who are able to design and refine our highest volume assays in-house. We believe this unique combination will continue to allow us to rapidly respond to the changing needs of our customers and evolving market conditions.

Our Strategic Collaborations

AstraZeneca Master Services Agreement

In November 2021, we entered into a Master Services Agreement, or, as amended in October 2022, February 2023 and December 2023, the MSA, with, and issued a warrant to, AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220 million on such products and services during the term of the MSA. The minimum commitment may increase to $320 million, if the average closing price of our Class A common stock exceeds two times the IPO price (as defined below) for any 30-day trading period following the one-year anniversary of the initial public offering of our Class A common stock, or our IPO. The term of the master services agreement will continue through December 31, 2028, unless terminated sooner.

Under the warrant, AstraZeneca had the right to purchase up to $100 million in shares of our Class A common stock at an exercise price equal to $37 per share, representing the offering price in our IPO, or the IPO price. The warrant was exercisable through December 31, 2026. Under the terms of the warrant, AstraZeneca would be entitled to substantially the same registration rights with respect to the shares under the warrant as those granted to holders of registrable securities pursuant to our Ninth Amended and Restated Investors’ Rights Agreement, dated November 19, 2020. The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024.

GSK Master Services Agreement

In August 2022, we entered into a Strategic Collaboration Agreement, or, as amended in May 2024, the GSK Agreement, with GSK. Under the GSK Agreement, we agreed, on a non-exclusive basis, to provide GSK with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, GSK has committed to spend a minimum of $180 million on such products and services during the term of the GSK Agreement, of which $70 million was paid upon execution. The term of the GSK Agreement will continue through December 31, 2027, unless terminated sooner. An additional commitment of up to $120 million may be triggered at GSK’s election for the years 2028, 2029 and 2030.

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

The initial license fee and each annual license fee are payable at Recursion’s option either in the form of (x) cash, (y) shares of Recursion’s Class A common stock, or (z) a combination of cash and shares of Recursion’s Class A common stock in such proportion as is determined by Recursion in its sole discretion; provided that the aggregate number of shares of Recursion’s Class A common stock to be issued to us under the Recursion Agreement shall not exceed 19.9% of the aggregate total of shares of Class A common stock and Class B common stock outstanding on November 3, 2023, or the date immediately preceding the date of any shares of Class A common stock issued pursuant to the Recursion Agreement, whichever is less. We have customary registration rights with respect to any shares of Recursion’s Class A common stock issued pursuant to the Recursion Agreement.

Quality Assurance

We are committed to providing reliable and accurate molecular information to our customers. We have established sophisticated laboratory workflows and automated procedures to ensure accurate specimen identification, timely communication of results, and prompt discovery and correction of errors. We monitor our quality through a variety of methods, including objectively measured performance improvement indicators. Any quality concerns and incidents are subject to risk assessment, root cause analysis, and corrective action plans. Safeguarding protected health information, or PHI, is of primary importance.

We have established a comprehensive quality assurance program for our laboratory. Our quality assurance program includes policies and procedures covering personnel qualifications and training requirements, process and test validation, quality control of reagents and test processes, proficiency testing, routine monitoring, and internal audit. We have implemented policies and procedures to adhere to applicable requirements necessary for federal and state licenses and accreditation for clinical diagnostic laboratories, including policies and procedures related to patient and employee safety, hazardous waste disposal, and general laboratory management.

Supply Chain

We have a highly automatic system in place to manage our workflow called LIMS, which also connects to our various supply chain systems through which we ensure materials our ordered in a timely manner, and the logistics of each order are overseen to ensure we are delivering orders, in the shortest time possible, with the highest quality possible.

We maintain significant inventory on hand of both laboratory consumables and other materials to avoid work stoppages and/or material delays. Our systems, processes, and procedures are designed to scale, as evidenced by the fact that we have become one of the largest sequences of cancer patients in the United States in just a few years.

We rely on a limited number of suppliers, or, in some cases, sole suppliers to provide our products and services. Illumina, Inc., is our primary supplier of sequencers and laboratory reagents; however, we purchase laboratory supplies from other companies as well, such as Roche Holdings, Inc., Integrated DNA Technologies, and PerkinsElmer. We rely on standard commercial carriers for the delivery of samples to our laboratories.

In June 2021, we entered into a supply agreement with Illumina to provide products and services that can be used for certain research and clinical activities, including certain sequencers, reagents, and other consumables for use with the Illumina sequencers, as well as service contracts for the maintenance and repair of the sequencers. The supply agreement does not require us to order minimum amounts of hardware, or to use exclusively the Illumina platform for conducting our sequencing. The term of the supply agreement continues for a period of 12 years, unless either we or Illumina terminate the supply agreement for the other’s uncured material breach, bankruptcy or insolvency-related events, or in the event a regulatory authority notifies such party that continued performance under the supply agreement would violate applicable laws or regulations. Illumina may terminate the agreement in the event we consummate a change of control transaction with a sequencing products company, and we may terminate the supply agreement for convenience upon 90 days’ prior written notice.

In addition to suppliers who provide products supporting our provision of laboratory tests, we have cloud agreements with both AWS and Google. In June 2020, we signed a multi-year strategic partnership with Google that included an agreement through which Tempus procures extensive cloud services from Google. The cloud agreement includes a convertible note that is reduced as we procure services from Google and also contemplates co-innovation projects that we may work on with Google from time to time.

Laboratory Workflow Applications

With respect to the provision of laboratory services, in addition to Hub, our consumer- facing application, we have developed multiple software tools that facilitate back-end processing, workflow, and report generation. Our back-office software stack was custom developed around our workflow, allowing us to automate material components of our laboratory and order generation process. The following diagram represents the software applications supporting our laboratory workflow.

Physician / healthcare provider interface

Tempus Hub
Customer interface for clinical market with online ordering and order tracking

→

Process orders and orchestrate the necessary workflows

OPUS + Orderhub
Tracks orders through report delivery and orchestrate the events and data flow that result in report generation

LIMS
Manages the samples we receive from patients from order creation through sequencing

TSQC
Enables bioinformaticians to analyze data quality and consistency of samples processed through our bioinformatics pipelines

VRT
Workflow tool to review variant classifications and curate the somatic and incidental variants that appear on our clinical reports

Therapy Matcher
Matches therapeutic options to reported variants with the resulting information presented on the clinical report to our customers

ReportHub
Helps to build clinical reporting workflows, including report view, annotation, and signout

→

Clinical report delivery

via Tempus Hub

Molecular Report
Highlights the key genomic findings and actionable treatments

Therapies Summary
Provides comprehensive therapeutic options including both FDA approved therapies and pre-clinical studies matched to a patient's genomic profile

Clinical Trial Report
Highlights relevant, open, and recruiting trials that fit a patient's clinical and molecular profile via other delivery means

Direct connection between Tempus and physician at the point of care

Can be alternative to delivering result

We have also developed a series of tools that allow us to access our connected dataset and our internal workflow tools, as we seek to query our own data and make it available both internally and externally. In an effort to facilitate a connection between our providers and our data, we built an application called Tempus One, which is both a physical device and a mobile software application that has AI assistant capabilities and relays information contained in our oncology reports and supporting database to physicians through voice activated interactions in real time. We believe Tempus One has the potential to create a more efficient workflow for healthcare professionals, reducing the time needed to review and process information, providing more time for them to focus on patient care. Over time, we intend to embed more insights into Tempus One, and other similar applications we develop, thereby enhancing the amount of information readily available to our ordering physicians.

Data Structuring Applications

After we generate a clinical report through the provision of laboratory services, or once we obtain data through one of our dedicated connections to providers, we utilize a different suite of proprietary software applications to abstract, structure, and de-identify the resulting data to help augment our existing multimodal dataset and provide additional healthcare services to our customers. Our tools have become highly efficient over time allowing us to abstract data, often between 50-100 discrete data elements per patient case, in approximately an hour (or the cost equivalent), which do both onshore and offshore through dedicated teams we have established to perform the data curation and abstraction. In addition, we have the capability to perform enhanced abstraction, which can take several hours per patient case, allowing us to define a custom set of features over a defined period of time that we want abstracted. Each of our proprietary tools is designed to enhance our customers’ experience, either by creating useful information that assists in the treatment of patients, or by creating an efficient back-end infrastructure that allows us to deliver our services more quickly and efficiently.

Information Security

We endeavor to maintain a robust information security program in an effort to protect all of the sensitive data we maintain, including PHI and PII and we take all threats to the availability, integrity and confidentiality of that data with the utmost seriousness. Our security program consists of a layered defense approach starting with appropriate data and system design through architectural principles that include security as a core component at every step of the process. This security by design approach is enhanced with physical security, host and endpoint device management, application security, and infrastructure and cloud security. In each of those areas, we utilize industry-standard third-party tools that are designed to assist our team of security professionals in their various tasks and we work closely with our vendors, including those who provide cloud computing services that make up substantial parts of our infrastructure (e.g., Google and Amazon).

Our security program is operationalized through documented policies, procedures and required training for all staff in the entire company, with special emphasis on key teams in engineering and IT operations who develop, monitor and maintain the applications and systems used in our business. In an effort to ensure that these policies are adhered to and that no new vulnerabilities arise, we conduct regular auditing of a wide swath of our security related measures, including a mix of self-audits, external penetration testing, external application security audits and audits performed by our customers and partners. Our security team is also instrumental in maintaining our ISO 27001 certification and assisting the compliance and legal teams with other legally required audits and provides detailed reports regularly to upper management and the Board on security related matters.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our products and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating valid and enforceable intellectual property and proprietary rights of others. We are actively involved in research and development and therefore seek to protect the investments we have made into the development of our products and technology by relying on a combination of patents, trademarks, trade secrets, know-how, and license agreements. We also seek to protect our proprietary technology, in part, by requiring our employees, consultants, contractors and other third parties to execute confidentiality agreements and invention assignment agreements and by implementing technological protections for our intellectual property.

As of December 31, 2024, our patent portfolio and patent applications included 96 issued U.S. patents and allowed applications, 130 pending U.S. non-provisional patent applications, 8 pending U.S. provisional patent applications, 9 pending Patent Cooperation Treaty (international) patent applications, 33 issued foreign patents, 189 pending foreign patent applications, 6 licensed issued U.S. patents, 4 licensed pending U.S. patent application, 10 licensed issued foreign patents and 2 licensed pending foreign patent applications. Our issued patents are expected to begin expiring in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. These patents and applications generally fall into four broad categories:

• applications and patents relating to our Platform, including claims directed to product ordering processes; data processing and multimodal data analytics;

• applications and patents relating to our Genomics business, including claims directed to detecting and monitoring cancer and other diseases by determining genetic variations and other biomarkers in biological samples;

• applications and patents relating to our Data business, including claims directed to analysis of healthcare records and patient outcomes; and

• applications and patents related to our Algos business, including claims directed to machine learning diagnostics and predictions in cancer and cardiology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file or intend to file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. Additionally, a U.S. provisional patent application expires twelve months from its filing date, and its subject matter can only be claimed in an issued patent if, among other things, we timely file a non-provisional patent application making a valid priority claim to that provisional patent application before it expires. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. We cannot be sure that patents will be granted with respect to any current pending patent application or with respect to any patent applications filed by us in the future, nor can we be sure that any current or future patents will be commercially useful in protecting our platform, products, services, technologies and processes. In addition, any patents that we may hold, whether owned or licensed, may be challenged, circumvented or invalidated by third parties.

The success of our business strategy also depends in part on our continued ability to protect our branded services, and we own registered trademarks on “TEMPUS” and product related brand names in the United States and worldwide.

We also rely on trade secrets, including know-how, unpatented technology and other proprietary information, to strengthen our competitive position. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, collaborators, manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us.

Our ability to stop third parties from making, using, selling, offering to sell or importing our Platform, services and products depends on the extent to which we have rights under valid and enforceable patents, trade secrets or other intellectual property and proprietary rights that cover these activities. We pursue intellectual property protection to the extent we believe it would advance our business objectives. Notwithstanding these efforts, there can be no assurance that we will adequately protect our intellectual property or provide any competitive advantage. For more information regarding risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Regulation of Medical Devices in the United States

Our diagnostic products and services are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket applications, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a petition for premarket approval, or PMA, or grant of a de novo request for classification. During public emergencies, the FDA also may grant emergency use authorizations, or EUA, to allow commercial distribution of devices intended to address the public health emergency. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to provide reasonable assurance of its safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device.

Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s ‘‘general controls’’ for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, or MDRs, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require 510(k) premarket notification clearance as described below.

Class II devices are moderate risk devices subject to the FDA’s general controls, and any other ‘‘special controls’’ deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) process. The 510(k) submission must demonstrate that the device is ‘‘substantially equivalent’’ to a legally marketed predicate device, which in some cases may require submission of clinical data.

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed. A PMA application is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from pre-clinical studies and clinical trials.

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives.

Under this authority, the FDA may issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. Evidence of effectiveness includes medical devices that ‘‘may be effective’’ to prevent, diagnose, or treat the disease or condition identified in a declaration of emergency issued by the Secretary of U.S. Department of Health and Human Services, or HHS. The ‘‘may be effective’’ standard for EUAs requires a lower level of evidence than the ‘‘effectiveness’’ standard that the FDA uses for product clearances or approvals in non-emergency situations. Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of U.S. HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

Clinical Trials

Clinical trials are typically required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a ‘‘significant risk’’ to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject.

An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects. In addition, the clinical trials must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device is considered a ‘‘non-significant risk,’’ IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

• establishment of registration and device listing with the FDA;

• QSR requirements, which require manufacturers and contract manufacturers, including any third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

• labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products;

• requirements related to promotional activities;

• clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of a cleared device;

• medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

• correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections, product removals or recalls if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

• the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

• post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

• untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

• unanticipated expenditures to address or defend such actions;

• customer notifications for repair, replacement, refunds;

• recall, withdrawal, administrative detention or seizure;

• operating restrictions or partial suspension or total shutdown of production;

• refusal of or delay in granting our requests for 510(k) clearance or PMA approval of new tests or modified tests;

• operating restrictions, partial suspension or total shutdown of production;

• withdrawing 510(k) clearance or PMA approvals that are already granted;

• refusal to grant export approval; or

• criminal prosecution.

Laboratory-Developed Tests (LDTs)

LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDCA. The FDA has historically exercised enforcement discretion and has not required clearance or approval of LDTs prior to marketing. On May 6, 2024, the FDA published final regulations that took effect on July 5, 2024 that will phase-out enforcement discretion over a period of four years and require compliance with device registration and listing requirements, medical device reporting requirements, 510(k) clearance, denovo authorization or Premarket Approval and the requirements of the FDA’s Quality System Regulation. In addition to FDA regulation, the New York Clinical Laboratory Evaluation Program separately approves certain LDTs offered to New York State patients.

CLIA and State Laboratory Licensing

Under the Clinical Laboratory Improvement Amendments, or CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of or assessment of health. CLIA requires that a laboratory hold a certificate applicable to the type of laboratory examinations it performs and that it complies with, among other things, standards covering operations, personnel, facilities administration, quality systems and proficiency testing, which are intended to ensure, among other things, that clinical laboratory testing services are accurate, reliable and timely. We have a current CLIA certificate to perform our tests at our laboratories in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, and Aliso Viejo, California. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards.

Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory that is certified as “high complexity” under CLIA may develop, manufacture, validate and use LDTs. CLIA requires analytical validation including accuracy, precision, specificity, sensitivity and establishment of a reference range for any LDT used in clinical testing. The regulatory and compliance standards applicable to the testing we perform may change over time and any such changes could have a material effect on our business.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that nonresident laboratories, or out-of-state laboratories, maintain an in-state laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements or prescribe record maintenance requirements.

Failure to comply with CLIA certification and state clinical laboratory licensure requirements may result in a range of enforcement actions, including certificate or license suspension, limitation, or revocation, directed plan of action, onsite monitoring, civil monetary penalties, criminal sanctions, and revocation of the laboratory’s approval to receive Medicare and Medicaid payment for its services, as well as significant adverse publicity.

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, and Aliso Viejo, California laboratories. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

Federal and State Health Care Laws

Federal Physician Self-Referral Prohibition

We are also subject to the federal physician self-referral prohibition, commonly known as the Stark Law, and to comparable state laws. Together these restrictions generally prohibit us from billing a patient or governmental or private payer for certain designated health services, including clinical laboratory services, when the physician ordering the service, or a member of such physician’s immediate family, has a financial relationship, such as an ownership or investment interest in or compensation arrangement, with us, unless the relationship meets an applicable exception to the prohibition. Several Stark Law exceptions are relevant to many common financial relationships involving clinical laboratories and referring physicians, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) space and equipment rental arrangements that satisfy certain requirements and (4) personal services arrangements that satisfy certain requirements. The laboratory cannot submit claims to the Medicare Part B program for services furnished in violation of the Stark Law, and Medicaid reimbursements may be at risk as well. These prohibitions apply regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. Penalties for violating the Stark Law include significant civil, criminal and administrative penalties, such as the return of funds received for all prohibited referrals, fines, civil monetary penalties, exclusion from the federal healthcare programs, integrity oversight and reporting obligations, and imprisonment. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the federal False Claims Act, or FCA, which can result in additional civil and criminal penalties.

Federal Anti-Kickback Law

The federal Anti-Kickback Statute, or AKS, makes it a felony for a person or entity, including a clinical laboratory, to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in order to induce business that is reimbursable under any federal health care program. The government may also assert that a claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim under the FCA, which is discussed in greater detail below. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Although the AKS applies only to items and services reimbursable under any federal health care program, a number of states have passed statutes substantially similar to the AKS that apply to all payers. Penalties for violations of such state laws include imprisonment and significant monetary fines. Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. Generally, courts have taken a broad interpretation of the scope of the AKS, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases. In addition to statutory exceptions to the AKS, regulations provide for a number of safe harbors. If an arrangement meets the provisions of an applicable exception or safe harbor, it is deemed not to violate the AKS. An arrangement must fully comply with each element of an applicable exception or safe harbor in order to qualify for protection. Failure to meet the requirements of the safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.

Other Health Care Laws

In addition to the requirements discussed above, several other health care fraud and abuse laws could have an effect on our business.

The FCA prohibits, among other things, a person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval and from making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim in order to secure payment or retain an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Several states have enacted comparable false claims laws which may be broader in scope and apply regardless of payer.

The Social Security Act includes civil monetary penalty provisions that impose penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition, a person who offers or provides to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable under the civil monetary penalties statute. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries, for example, in connection with patient assistance programs, can also be held liable under the AKS and FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the HHS emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits knowingly and willfully soliciting or receiving any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, in return for referring a patient or patronage to a laboratory; or paying or offering any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a laboratory or in exchange for an individual using the services of that laboratory. EKRA was enacted to help reduce opioid-related fraud and abuse. However, EKRA defines the term “laboratory” broadly and without reference to any connection to substance use disorder treatment. The EKRA applies to all payers including commercial payers and government payers. Violations of EKRA are subject to significant fines and/or up to ten years in jail, separate and apart from existing AKS regulations and penalties. The law includes a limited number of exceptions, some of which closely align with corresponding AKS exceptions and safe harbors, and others that materially differ. Currently, there is no regulation interpreting or implementing EKRA, nor any guidance released by a federal agency regarding the scope of EKRA.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Additionally, HITECH created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for payments and other transfers of value by them during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members.

Also, many states have laws similar to those listed above that may be broader in scope and may apply regardless of payer.

Efforts to ensure that our internal operations and business arrangements with third parties comply with applicable laws and regulations involve substantial costs. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Additionally, certain of our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, a small number of whom may receive stock or restricted stock units, or RSUs, as compensation for services provided, may not comply with current or future corporate practice of medicine statutes, regulations, agency guidance or case law. If our operations are found to be in violation of any of the fraud and abuse laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, integrity oversight and reporting obligations, limitations to the sale of certain products or services, diminished profits and future earnings, and the curtailment or restructuring of our operations.

Data Privacy and Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, and may in the future become, subject to numerous federal, state, local and foreign laws, regulations, standards, and guidance regarding data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, or CCPA, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom, or UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 or UK GDPR, the ePrivacy Directive, and the Payment Card Industry Data Security Standard, or PCI DSS. In addition, HIPAA, as mentioned above, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon "covered entities" (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA, including as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. In addition, certain state laws govern the privacy and security of personal information, including health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure or perceived failure to comply with these laws, where applicable, can result in material adverse effects to our business, including the imposition of significant civil and/or criminal penalties and private litigation.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

Outside the United States, there are an increasing number of laws and regulations governing the collection, use and processing of personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

For more information regarding risks relating to data privacy and security, see “Risk Factors – Risks Related to Our Highly Regulated Industry–We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”

Health Reform

In March 2010, the ACA became law. This law substantially changed the way health care is financed by both commercial payers and government payers, and significantly impacted our industry. The ACA contains a number of provisions that impacted existing state and federal healthcare programs or result in the development of new programs, including those governing enrollments in state and federal healthcare programs, reimbursement changes and fraud and abuse.

Since its enactment, there have been efforts to repeal, replace, and amend all or part of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program. It is unclear how any such challenges and litigation, and the healthcare reform measures of the second Trump administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken.

We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

Coverage and Reimbursement

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford our current and future diagnostic products. Each payer makes its own decision as to whether to provide coverage for our tests, whether to enter into a contract with us and the reimbursement rate for a test.

Coverage determinations by a payer may depend on a number of factors, including but not limited to a payer’s determination that a test is appropriate, medically necessary or cost-effective. Negotiating with payers is time-consuming, and payers often insist on their standard form contracts, which may allow payers to terminate coverage on short notice, impose significant obligations on us and create additional regulatory and compliance hurdles for us. Further, when we contract with a payer as a participating provider, reimbursements by the payer are generally made pursuant to a negotiated fee schedule and are limited to only covered indications or where prior approval has been obtained. Becoming a participating provider can result in higher reimbursement amounts for covered uses of our tests and, potentially, no reimbursement for non-covered uses identified under the payer’s policies or the contract.

Although we are a participating provider with several commercial payers, some large commercial payers have issued non-coverage policies that consider tissue and liquid comprehensive genomic profile testing, including certain of our Genomics tests, as experimental or investigational.

In the United States, many significant decisions about reimbursement for new diagnostics are made by the Centers for Medicare & Medicaid Services, or CMS, which makes a national coverage determination, or NCD, as to whether and to what extent a new diagnostic will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors, or MACs, which may make a local coverage determination, or LCD, with respect to coverage and reimbursement. Private payers tend to follow Medicare to a substantial degree. During the year ended December 31, 2024, Medicare claims represented 26% of our clinical testing volume. Given we operate laboratories in multiple MACs and run both LDTs and an FDA-approved assay, the applicable reimbursement determination varies based on the assay being run and the locations where it is being processed. The rules and standards that CMS uses to determine reimbursement rates for our tests are frequently changing and subject to revision, which could have a material impact on our results.

For example, Medicare’s NCD for NGS, first established in 2018 and subsequently updated in 2020, states that NGS oncology tests (such as our Tempus xT and Tempus xF tests), would be covered by Medicare nationally if and when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. We believe that our xT CDX assay, which received FDA approval in April 2023, will meet the criteria for reimbursement under the NCD. In addition, effective July 1, 2024, our xT CDX assay was awarded Advanced Diagnostic Laboratory Test status by CMS. The NGS NCD also states that each MAC may provide local coverage of other NGS tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered NGS tests under the NGS NCD. An NGS typically test is not covered by Medicare when cancer patients do not have the above-noted indications for cancer under either an NCD or LCD.

National Government Services, Inc. is the local MAC that makes local coverage determinations, or LCDs, for tests conducted at our Chicago laboratory. The Local MAC has issued two LCDs related to genetic testing in cancer, each of which currently requires claims to be submitted under a single CPT code that describes the test. Because no CPT code comprehensively describes our NGS oncology tests, we have historically submitted claims using individual codes based on the cancer subtype profiled. On March 25, 2021, the Local MAC instructed us to submit our claims using a different designated CPT code and indicated that such claims would be individually reviewed. In addition to claims submitted after the March 25, 2021 guidance, on July 23, 2021, the Local MAC issued revised instructions for CPT coding, which may be applicable to our NGS oncology tests performed after the date of the revised guidance, and further updated those instructions on July 29, 2021.

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

Furthermore, on September 27, 2023, the Centers for Medicare and Medicaid Services (CMS) published calendar year 2024 preliminary payment determinations for new and reconsidered codes on the Medicare clinical laboratory fee schedule (CLFS), including new codes that may apply to tests we offer through our Genomics business. In doing so, CMS rejected the recommendations from experts on the Clinical Diagnostic Laboratory Test (CDLT) Advisory Panel and recommended reimbursement rates for several new procedure codes describing genomic profiling tests that are substantially below our costs to perform them. Following a comment period, CMS revised its preliminary determination and assigned each of the new codes to gapfill—a process by which each of the individual MACs prices the codes, and the resulting median price across the MACs becomes the price on the Medicare CLFS. We are currently participating in the gapfill process with the MACs within which we operate. On May 1, 2024, CMS posted the MAC-specific payment recommendations which indicated that the codes applicable to our tests would be reimbursed at the same or a higher level than they were previously reimbursed. These recommendations were finalized in September and became effective January 1, 2024.

Some payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as us, of active laboratory benefit management by third parties is unclear, and we expect that it would have a negative impact on our revenue in the short term. Payers may resist reimbursement for our tests in favor of less expensive tests, require pre-authorization for our tests, or impose additional pricing pressure on and substantial administrative burden for reimbursement for our tests. We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve broad coverage and adequate contracted reimbursement with a majority of payers for our tests. However, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our tests, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot predict whether, under what circumstances, or at what price levels payers will cover and reimburse our tests.

Outside the United States, the reimbursement process and timelines vary significantly. Certain countries, including a number of member states of the European Union, set prices and make reimbursement decisions for diagnostic products, with limited participation from the marketing authorization or CE mark holders, or may take decisions that are unfavorable to the authorization or CE mark holder where they have participated in the process. There can be no assurance that we can achieve acceptable prices and reimbursement decisions.

Employees and Human Capital

As of December 31, 2024, we had more than 2,400 employees, of which 776 were technical and were engaged in product and engineering, and research and development. As of December 31, 2024, 1,052 employees were based at our headquarters in Chicago, Illinois, 79 employees were based in Atlanta, Georgia, and 135 employees were based in Raleigh, North Carolina. None of our employees are currently represented by a labor union or covered under a collective bargaining agreement, and we have never experienced a work stoppage. However, on February 8, 2024, the International Association of Machinists and Aerospace Workers, or the IAM, District Lodge 8, filed a Petition for Election with the National Labor Relations Board, or the NLRB, to serve as the collective bargaining representative of certain of our laboratory employees located in Chicago, Illinois. On March 6 and 7, 2024, the NLRB held an election, at which the defined collective bargaining unit voted to unionize and for the IAM to serve as the collective bargaining representative. We have begun the process of negotiating a collective bargaining agreement with the IAM. Even though we are currently unaware of other unionization efforts, it is possible that other employees may also seek to unionize. We consider our relationship with our employees to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity and other incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash- based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were founded by Eric Lefkofsky under the name Bioin, LLC in Delaware in August 2015. We converted to a Delaware corporation in September 2015 under the name Bioin, Inc., and later changed our name to Tempus Health, Inc. in 2015, to Tempus Labs, Inc. in 2016, and to Tempus AI, Inc. in 2023. Our principal executive offices are located at 600 West Chicago Avenue, Suite 510 Chicago, Illinois 60654, and our telephone number is (800) 976-5448. Our website address is www.tempus.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part hereof. We completed our IPO in June 2024, and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TEM.”

The Tempus logo, “Tempus” and our other registered and common law trade names, trademarks and service marks are the property of Tempus AI, Inc. or our subsidiaries. Other trade names, trademarks and service marks used herein are the property of their respective owners.

Additional Information

We intend to announce material information to the public through filings with the Securities and Exchange Commission, or the SEC, on the investor relations page of our website, which is located at investors.tempus.com, press releases, public conference calls and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. We file electronically with the SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section13(a) or 15(d) of the Exchange Act. We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we file such material with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov. Information found on, or accessible through these websites is not part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the rest of Item 1A. Risk Factors and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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
•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
•
We have and may in the future acquire businesses, form joint ventures or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.

•
We are highly dependent on the services of Eric Lefkofsky and other members of our senior management team and the loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, sales representatives and business development managers could adversely affect our business, financial condition and results of operations.
•
If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $705.8 million and $214.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $2.2 billion. To date, we have financed our operations principally from the sale of stock and convertible securities, and revenue from our Genomics and Data businesses. We have devoted substantially all of our resources to the development and commercialization of our Platform and current products and to research and development activities related to Platform development and future products, including regulatory initiatives to obtain marketing approval or certification for our diagnostic tests, and sales and marketing activities for our Genomics and Data businesses. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time.

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

Uncertainty in the current political environment could impact our business. In addition to potential changes in government programs and the research and development and clinical budgets of our potential customers, changes in government staffing or funding levels could affect various aspects of our business. For example, the reimbursement rates we receive from government payors may experience downward pressures, and certain of our products that require government review or approval may experience delays in obtaining requisite authorizations. Conversely, the government may implement programs to accelerate the adoption of artificial intelligence within the healthcare industry, which could have a favorable impact on our operations. Given these uncertainties, it is impossible to predict how a shifting political environment may influence our operations.

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

Continued adoption and use of our Genomics product line will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that support the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many clinicians, hospital systems and pharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for healthcare providers to switch diagnostic tests for their patients, and our tests may not be widely accepted by physicians, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, financial condition and results of operations would be materially and adversely affected. We are also particularly dependent on our oncology tests, which accounted for 63% of our revenue in both the years ended December 31, 2024 and 2023. We cannot assure that our oncology tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business, financial condition and results of operations.

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

We were founded in 2015 and have experienced rapid growth in revenue, adoption of our products and services, testing volume, size of our datasets, clinical trial matches and other metrics that we believe are important to assessing our business. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has evolved, and we expect it to continue to evolve, over time to remain competitive. Our limited operating history, evolving business, rapid growth and ambitious goals make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and may increase the risk that we will not continue to grow at or near historical rates. Further, these factors may make it difficult for us to achieve our stated milestones and goals, and to accurately project the future performance of our business. For example, we may never realize the potential benefits of our technology as contemplated elsewhere in this Annual Report on Form 10-K.

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

We have limited commercialized algorithms within our AI Applications product line. Revenue generated from AI Applications is reported within our Data and Services product line and was $12.4 million and $5.5 million for the years ended December 31, 2024 and 2023, respectively, which represents 1.8% and 1.0% of our total revenue in each period. We have a number of additional Algos in development and we may not be successful in developing and commercializing these or future Algos, or in attaining our other development targets. Further, the scope and robustness of the AI Applications that we can offer our customers depend significantly on the continued success of our Genomics product line and access to third-party data, of which there can be no assurance. We also cannot accurately estimate how our future AI Applications will be priced, whether reimbursement can be obtained or whether we will generate any revenue from such AI Applications. Further, the use of diagnostics that are entirely algorithmic in nature is novel and today represents only a small proportion of the diagnostics market. The use of algorithmic diagnostics may also be subject to existing and entirely new regulations that may substantially impact their adoption, use, reimbursement and ongoing viability. While we believe AI Applications represent a significant long-term opportunity for us, there can be no assurances that a robust and sustained market for such diagnostics will develop or that we will successfully compete in any such market.

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

The life sciences scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer- reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. Mentions in peer- reviewed journal publications is a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to ensuring our products gain widespread acceptance and market growth. Continuing to maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly in recent years. As of December 31, 2024, our products have been mentioned in 163 peer-reviewed articles published in major journals, including 120 that were Tempus-authored. We cannot assure investors, however, that our products will continue to be mentioned in peer-reviewed articles with any frequency or that any new products that we introduce in the future will be mentioned in peer-reviewed articles. In addition, self-authored journal publications that mention our products may present an actual, potential or perceived conflict of interest and, therefore, the number of publications in which our products are mentioned may not be indicative of the level of acceptance of our products. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results. Any decrease in the frequency at which our products are mentioned in peer reviewed journals, or a decline in the quality of such publications, may negatively impact our prospects.

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

As of December 31, 2024, we had received payment on approximately 55% of our clinical oncology next generation sequencing, or NGS, tests across all payers performed from January 1, 2022 through December 31, 2023. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2024. For the years ended December 31, 2024 and 2023, our average reimbursement for NGS tests in oncology was approximately $1,510 and $1,450, respectively. In addition, we receive a substantial portion of our diagnostic revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. We also receive reimbursement from Medicare for claims submitted with respect to our various diagnostic tests. Approximately 26% of our clinical tests were for Medicare beneficiaries in both the years ended December 31, 2024 and 2023. Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests.

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

In the United States, many significant decisions about reimbursement for new diagnostics are made by the Centers for Medicare & Medicaid Services, or CMS, which makes a national coverage determination, or NCD, as to whether and to what extent a new diagnostic will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors, or MACs, which may make a local coverage determination, or LCD, with respect to coverage and reimbursement. Private payers tend to follow Medicare to a substantial degree. During the year ended December 31, 2024, Medicare claims represented 26% of our clinical testing volume. Given we operate laboratories in multiple MACs and run both LDTs and an FDA-approved assay, the applicable reimbursement determination varies based on the assay being run and the locations where it is being processed. The rules and standards that CMS uses to determine reimbursement rates for our tests are frequently changing and subject to revision, which could have a material impact on our results.

For example, Medicare’s NCD for NGS first established in 2018 and subsequently updated in 2020, states that NGS oncology tests (such as our Tempus|xT and Tempus|xF tests), would be covered by Medicare nationally if and when: (1) performed in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. We believe that our xT CDX assay, which received FDA approval in April 2023, will meet the criteria for reimbursement under the NCD. In addition, effective July 1, 2024, our xT CDX assay was awarded Advanced Diagnostic Laboratory Test status by CMS. The NGS NCD also states that each MAC may provide local coverage of other next-generation sequencing tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next-generation sequencing tests under the NGS NCD. An NGS test is typically not covered by Medicare when cancer patients do not have the above-noted indications for cancer under either an NCD or LCD.

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

Furthermore, on September 27, 2023, the Centers for Medicare and Medicaid Services (CMS) published calendar year 2024 preliminary payment determinations for new and reconsidered codes on the Medicare clinical laboratory fee schedule (CLFS), including new codes that may apply to tests we offer through our Genomics business. In doing so, CMS rejected the recommendations from experts on the Clinical Diagnostic Laboratory Test (CDLT) Advisory Panel and recommended reimbursement rates for several new procedure codes describing genomic profiling tests that are substantially below our costs to perform them. Following a comment period, CMS revised its preliminary determination and assigned each of the new codes to gapfill – a process by which each of the individual MACs prices the codes and the resulting median price across the MACs becomes the price on the Medicare CLFS. We are currently participating in the gapfill process with the MACs with which we operate. On May 1, 2024, CMS posted the MAC-specific payment recommendations which indicated that the codes applicable to our tests would be reimbursed at the same or a higher level than they were previously reimbursed. These recommendations were finalized in September and became effective January 1, 2024.

Some payers have implemented, or are in the process of implementing, laboratory benefit management programs, often using third-party benefit managers to manage these programs. The stated goals of these programs are to help improve the quality of outpatient laboratory services, support evidence-based guidelines for patient care and lower costs. The impact on laboratories, such as us, of active laboratory benefit management by third parties is unclear, and we expect that it would have a negative impact on our revenue in the short term. Payers may resist reimbursement for our tests in favor of less expensive tests, require pre-authorization for our tests, or impose additional pricing pressure on and substantial administrative burden for reimbursement for our tests. We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve broad coverage and adequate contracted reimbursement with a majority of payers for our tests. However, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our tests, less favorable coverage policies and reimbursement rates may be implemented in the future. We cannot predict whether, under what circumstances, or at what price levels payers will cover and reimburse our tests. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our business, financial condition and results of operations could suffer.

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

Additionally, regulation in the AI space is constantly changing, and may make it difficult to continue using our AI approach to diagnostics and data analysis. AI is the subject of evolving review by various U.S. governmental and regulatory agencies, including the SEC and the Federal Trade Commission, or the FTC, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI, particularly generative AI, and/or are considering general legal frameworks on AI (such as the European Union’s Artificial Intelligence Act, or the AI Act, which took effect on August 1, 2024, and provides for administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the greater). In addition, the use and deployment of AI presents complexities and challenges with respect to compliance with applicable laws and regulations, particularly because we are both a technology company and a healthcare provider of diagnostic testing services. Life sciences companies may underwrite or fund, in part, the development of AI algorithms, which may require us to disclose applicable funding sources and which may, as a result, slow the adoption of such technologies. Further, to the extent the output of an algorithm we develop or deploy recommends, directly or indirectly, the potential ordering of a product or service reimbursable by a federal healthcare program, we may encounter enforcement challenges even when such recommendations are based on objective clinical guidelines and criteria. If any such event were to occur, it could have a materially adverse impact on our business operations and reputation.

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

For the year ended December 31, 2024, we derived $111.6 million, or approximately 46% and 16%, of our Data and Services product line revenue and total revenue, respectively, from three customers. We expect to continue to derive a significant portion of our Data and Services product line revenue from renewal of existing agreements. As a result, maintaining the renewal rate of our existing customers and selling additional products to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional products to them include:

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

As of December 31, 2024, we had indebtedness of $440.6 million, comprised of $168.2 million under the convertible promissory note, as amended, or the Amended Note, that we issued to Google LLC, or Google, and $272.4 million of senior secured term loans, or the Term Loan Facility, pursuant to a credit agreement, or the Credit Agreement, with Ares Capital Corporation, or Ares. In addition, in connection with the closing of the Acquisition (as defined below), we entered into an amendment to the Credit Agreement providing for an additional $200.0 million in senior secured term loans, or the Additional Term Loan Facility (and together with the Term Loan Facility, the “Term Loan Facilities”), and $100.0 million in senior secured revolving loan commitments, or the Revolving Credit Facility. Our current and future indebtedness, including the Amended Note, the Term Loan Facilities and the Revolving Credit Facility may have significant negative effects on our operations, including:

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

•
limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with relatively lower levels of debt; and
•
requiring us, in certain circumstances, to obtain approval from Ares and/or the lenders party to the Credit Agreement before embarking on certain mergers, acquisitions, capital expenditures, or other operational issues.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the Term Loan Facilities, the Revolving Credit Facility, the Amended Note or any other debt instruments. In addition, the Credit Agreement, as amended, and the Amended Note contain, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, investments (including acquisitions), dividends and other restricted payments and transactions with affiliates. Our failure to make payments under or comply with other covenants contained in the documents governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.

We rely on a limited number of suppliers or, in some cases, sole suppliers, including Illumina Inc., or Illumina, for certain sequencers, reagents, blood tubes and other equipment, instruments and materials that we use in our laboratory operations. Purchases from this supplier accounted for approximately 39% and 33% of total vendor payments for the years ended December 31, 2024 and 2023, respectively. Amounts due to this supplier were approximately $18.2 million at December 31, 2024. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these laboratory equipment, instruments or materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly and adversely affect our business, financial condition and results of operations. We rely on Illumina as the sole supplier of the sequencers and as the sole provider of maintenance and repair services for these sequencers. Any disruption in operations of Illumina or other sole or limited suppliers or termination or suspension of our relationships with them could materially and adversely impact our supply chain and laboratory operations of our diagnostic testing business and thus our ability to conduct our business and generate revenue. These limited or sole suppliers could engage in diverse types of businesses, including selling products in competition with us, and there can be no assurance that we can continue to receive required equipment, instruments or materials from them.

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

We use a broad range of materials and supplies, including chemicals and other electronic components, in our Genomics product line. A significant disruption in the supply of these materials, including disruptions like those stemming from the pandemics and epidemics, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, outbreaks, conflicts (including the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor (such as strikes by unionized workforces) or transportation in the markets in which we purchase materials, components and supplies for the production of our diagnostic tests, in each case may adversely affect our ability to maintain our testing capacity. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to sustain our testing capacity, which would adversely affect our sales, margins and customer relations.

If our existing laboratory and storage facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to perform our tests and pursue our research and development efforts may be jeopardized.

We currently derive nearly all of our diagnostic revenue from tests performed at laboratory facilities located in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, and Aliso Viejo, California and these facilities generally do not have completely redundant capabilities. Further, while we are currently in the process of expanding the number and type of diagnostic tests within our laboratory facility in Raleigh, North Carolina, there is no assurance that we will successfully transition in a timely manner or at all, and we may not be able to fully operationalize this facility to its capacity. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our Genomics product line for some period of time and which may also cause us to lose valuable stored tissue samples, including organoids. The inability to perform our tests or to reduce the backlog that could develop if a facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild a facility, to locate and qualify a new facility or enable a third party to practice our proprietary technology, particularly in light of licensure and accreditation requirements. Even if we are able to find a third party with such qualifications to perform our tests, the parties may be unable to agree on commercially reasonable terms. Our physical laboratory facilities are also subject to regulatory oversight, such by the federal Occupational Safety and Health Administration, or OSHA, and certain state analogs. On occasion, certain safety issues are reported directly to OSHA. While we have been successful in promptly remediating any such issues, there is no guarantee we will be able to do so in the future, and these regulatory bodies could intervene and suspend our operations, which could have a material impact on our business.

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

Our business depends on our ability to deliver test results quickly and reliably to our customers. Blood and tissue samples sent from the United States by patients, physicians or hospital pathology departments are typically received within days for analysis at our Chicago, Atlanta, Raleigh, or Aliso Viejo facilities. Disruptions in delivery services to transport samples to that facility, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner, delay our provision of test results to our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services to transport samples to us on commercially reasonable terms, our business, financial condition and results of operations may be adversely affected.

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
•
public health or similar issues, such as epidemics or pandemics, that could cause business disruption; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

Risks Related to Our Highly Regulated Industry

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including large amounts of personal health and financial information, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

We are also subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, EU GDPR and UK GDPR (collectively, GDPR) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, timelines for data breach notifications as short as 72 hours for notification to supervisory authorities, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal sequencing and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business, financial condition and results of operations.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

Our employees and personnel use generative AI and machine learning technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We use AI/machine learning to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/machine learning, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

In addition, we use AI, including generative AI, and machine learning technologies in our products and services . The development and use of AI/machine learning present various privacy and security risks that may impact our business. AI/machine learning are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/machine learning, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/machine learning. These obligations may make it harder for us to conduct our business using AI/machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/machine learning, or prevent or limit our use of AI/machine learning. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences .

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional privacy and compliance risks, and we and the companies we have acquired have been, and may in the future, be subject to litigation, regulatory investigations and other risks relating to privacy and security arising out of business transactions. For example, Ambry, which we acquired in February 2025, experienced a data breach in 2020 for which a regulatory investigation is ongoing, and for which the Seller (as defined below) agreed to indemnify us for any liabilities arising therefrom.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences , including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials . In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

In particular, the laws and regulations governing the marketing of diagnostic tests are complex, and there are often no sufficient regulatory or judicial interpretations of these laws and regulations. For example, some of our diagnostic tests are actively regulated by the FDA pursuant to the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. The FDA defines a medical device to include any instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including a component, part or accessory, intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. Many of our genomic and algorithmic diagnostic tests are likely to be considered by the FDA to be medical devices. Among other things, pursuant to the FDCA and its implementing regulations, the FDA regulates the research, design, testing, manufacturing, safety, labeling, storage, record keeping, premarket clearance or approval, marketing and promotion and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the import and export of medical devices. In the EEA, in order to place an in vitro diagnostic medical device, or IVD, or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746), or IVDR, entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Medical Devices (98/79/EC), or the “IVDD. The IVDR and its associated guidance documents and harmonized standards governing, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. The IVDR also establishes transitional provisions permitting certain devices that have been CE marked in accordance with the IVDD to continue to be placed on the EEA market under strict conditions and for a specific period of time depending on the risk classification of the device. Medical devices are governed by the Regulation on Medical Devices (Regulation (EU) 2017/745) (“MDR”) which entered into application on May 26, 2021, repealing and replacing the Directive on Medical Devices (93/42/EC) (the “MDD”). The MDR establishes similar provisions to the IVDR in relation to medical devices. If we do not comply with these requirements or fail to adequately comply, our business, financial condition and results of operations may be harmed.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA certified laboratory. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial payers, for our tests. We have a current CLIA certificate to perform our tests at our laboratories in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina and Aliso Viejo, California. To maintain this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Similar considerations may apply in foreign countries.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our Chicago, Atlanta, Raleigh, North Carolina, and Aliso Viejo, California laboratories. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

Because next generation genomic sequencing is a rapidly evolving area of medicine, and because clinical treatment guidelines continue to develop, any changes to, or interpretations of, applicable billing and coding guidance, rules, policies, and procedures may impact our business. Tempus offers multiple diagnostic tests, which enable ordering healthcare providers to sequence both a cancer patient’s tissue and blood. Healthcare providers may order multiple tests, either concurrently or longitudinally, even when those distinct tests cover similar genes. Similarly, when a treating healthcare provider orders our tissue-based test, we can provide, and historically have provided when available, distinct test results for DNA and RNA. Effective January 1, 2023, we began billing these tests under separate codes based on American Medical Association guidance and the National Correct Coding Initiative Manual Provider instructions. As of December 31, 2024, approximately 50% of the liquid biopsy tests we provide are ordered in proximity to a solid tissue-based test, and over 85% of our solid tissue-based tests include both RNA and DNA results. In each case, while the ordering physician attests to each distinct test’s medical necessity, there is no guarantee that our retrospective or prospective billing practices will not be challenged or reversed, such as by a demand for repayment, recoupment, or prospective billing policies. Any such attempts could adversely affect our results and operations.

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

Since its enactment, there have been efforts to repeal, replace, and amend all or part of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

We anticipate there will continue to be proposals by legislators at both the federal and state levels, particularly in light of the recent U.S. Presidential and Congressional elections, regulators and commercial and government payers to reduce healthcare costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our tests, the coverage of, or the amounts of reimbursement available for our tests from commercial and government payers.

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

From time to time we may receive notifications from third parties purportedly asserting certain intellectual property rights with respect to our products and services. For example, on September 21, 2023, SEngine Precision Medicine LLC (including its predecessor corporation SEngine Precision Medicine, Inc.), or SEngine, a company we acquired on October 3, 2023, received a letter from an attorney representing HUB Organoids IP B.V., or HUB Organoids, which states that SEngine’s PARIS® test methodologies “appear to share similarities with methods that the HUB has used in its own organoid work.” Similarly, on January 30, 2024, we received a letter from an attorney representing Molecular Loop Biosciences, Inc., which states that “[a]fter reviewing specific products made, used or sold by Tempus, Molecular Loop believes that Tempus requires a license to several of the patents in Molecular Loop’s patent portfolio.” Ambry Genetics has also received a letter from Molecular Loop. While the letter received on behalf of HUB Organoids contains no specific allegations that SEngine infringes certain patents controlled by HUB Organoids referenced in the letter, and while the letters received on behalf of Molecular Loop contains only generalized allegations that Tempus and Ambry Genetics may infringe certain patents controlled by Molecular Loop referenced in the letters, and while we have received and may in the future receive letters alleging patent infringement from other third parties, if any claims against us were made by these parties, including any claim that any portion of our products and services infringes any of the referenced patents, or any other patents held by a third party, we would defend against such claims, however, there can be no assurances that any such defense would be successful. Moreover, if we are subject to claims of patent infringement, we may need to modify existing methods governing use of our products and services, or license third party intellectual property, at some point in the future, which may be time consuming and expensive or may not be technically feasible.

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

Our Class B common stock has 30 votes per share and our Class A common stock, has one vote per share. As of February 21, 2025, our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, beneficially owned shares representing approximately 62.4% of the voting power of our outstanding capital stock. As a result, Mr. Lefkofsky has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our company or our assets or significant acquisitions, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of voting control limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. In addition, Mr. Lefkofsky serves as an observer on our nominating and corporate governance committee, and accordingly, may have substantial influence over the individuals nominated to serve as directors. As a board member, Mr. Lefkofsky owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Lefkofsky is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Lefkofsky’s control may adversely affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold based upon the price of our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. All of the Class A common stock sold in our IPO is freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, or Rule 144. In addition, the lockup and market standoff agreements entered into in connection with our IPO expired on December 10, 2024. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.

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

The market price of our Class A common stock has been highly volatile, ranging from $22.89 to $91.45 per share since our IPO. The price of our Class A common stock may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

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
•
future sales of our Class A common stock by us or our stockholders;
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

General Risk Factors

Our business could be adversely affected by the effects of health pandemics or epidemics.

Our business could be adversely affected by the effects of health pandemics or epidemics. For example, the COVID-19 global pandemic and the various attempts throughout the world to contain it created significant volatility, uncertainty and disruption.

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

We have and may in the future acquire businesses, form joint ventures or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.

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

We evaluate opportunities for transactions of these types from time to time. For example, on May 18, 2024, we entered into the Joint Venture Agreement, or the Joint Venture Agreement, with SoftBank Group Corporation, or SoftBank, to form SB Tempus Corp., the Joint Venture or SB Tempus. The Joint Venture closed on July 18, 2024, at which time we and SoftBank each contributed ¥15 billion ($95.2 million). Each party received 50% of SB Tempus’ outstanding capital stock and board seats. SB Tempus will engage in certain business activities in Japan similar to those conducted by us in the United States, including performing clinical sequencing, organizing patient data, and building a real world data business in Japan. We have limited experience forming joint ventures and we may not realize the anticipated benefits of the Joint Venture. We may also realize losses related to our investment in the Joint Venture, which could have a material negative effect on our business, financial condition and results of operations.

In addition, to finance any acquisitions, joint ventures or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. For example, on November 4, 2024 we entered into a Securities Purchase Agreement, or the Purchase Agreement, with REALM IDx, Inc., a Delaware corporation, or the Seller, and the Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Ambry. Such transaction is hereinafter referred to as the Acquisition. Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, or Cash Consideration, plus an aggregate of 4,483,136 shares of our Class A common stock, or the Stock Consideration, all of which shares were issued by us to the Seller on February 3, 2025, upon the closing of the Acquisition, and 2,152,505 of which shares are subject to a lock-up for a period of one year following the closing date of the Acquisition. In connection with the Acquisition, we entered into an amendment to the Credit Agreement providing for the Additional Term Loan Facility and the Revolving Credit Facility. We utilized borrowings under the Additional Term Loan Facility and the Revolving Credit Facility to fund the Cash Consideration for the Acquisition and to pay fees and expenses related thereto. For future acquisitions, joint ventures or investments, there can be no assurance that additional funds will be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

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

We are highly dependent on the services of Eric Lefkofsky and other members of our senior management team and the loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians, sales representatives and business development managers could adversely affect our business, financial condition and results of operations.

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

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratories in Chicago, Atlanta, Raleigh, and Aliso Viejo.

We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, we may have difficulties locating, recruiting or retaining qualified sales representatives and business development managers, as well as software engineers. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time. Our employees also are subject to certain post-employment noncompete obligations, unless otherwise prohibited by applicable law. On April 23, 2024, the FTC voted to finalize a rule banning almost all post-employment noncompetes, subject to narrow exceptions, including existing non-compete agreements with “senior executives” (as defined under the rule). However, on August 20, 2024, a federal judge in Texas issued a nationwide injunction on the implementation and enforceability of the FTC’s ban on non-competes. While the FTC may appeal this Texas ruling, the FTC’s non-compete ban is not likely to go into effect in the near-term future.

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

Refer to "Part II, Item 9A. Controls and Procedures" for management’s assertion with respect to the effective disclosure controls and procedures in place as of the end of the period covered by this Annual Report on Form 10-K.

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

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as large amounts of personal health and financial information), intellectual property, and trade secrets ,or collectively, sensitive information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions . Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. For example, notice of HIPAA breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, including State Attorneys General, and for extensive breaches, notice may need to be made to the media. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business. We have contingency plans and insurance coverage for certain potential claims, liabilities, and costs relating to security incidents that may arise from our business or operations; however, the coverage may not be sufficient to cover all claims, liabilities, and costs arising from the incidents, including fines and penalties. In addition, we cannot be certain that insurance for cybersecurity incidents will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. It could be difficult to predict the ultimate resolution of any such incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a security incident or contain any potential loss, it could materially impact our business, financial condition and results of operations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/machine learning platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/machine learning model. Additionally, where an AI/machine learning model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/machine learning models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/machine learning with bad inputs or logic), or if the logic of the AI/machine learning is flawed (a so-called “hallucination”). We may use AI/machine learning outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI/machine learning-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our business depends on our continued ability to collect and safeguard vast amounts of personal and sensitive business information, including, among other types of data, protected health information (PHI), employee information, credit card information, insurance information, proprietary and confidential information about our business, financial information, trade secrets, intellectual property, and the sensitive and confidential information from the third parties with whom we work. We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, and hardware and software, to safeguard and prevent unauthorized access to this critical data (collectively Information Systems and Data).

Our Chief Technology Officer, or CTO, and our Chief Information Security Officer, or CISO, together with our Enterprise Risk Management Committee help identify, assess, and manage the Company’s cybersecurity threats and risks. Working with a cross-functional team, these individuals and our Enterprise Risk Management Committee identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting internal and/or external audits, conducting vulnerability assessments to identify vulnerabilities, using external intelligence feeds, and third-party-conducted red/blue team testing and tabletop incident response exercises.

Our Information Security program has six broad components: Controls & Compliance; Security Operations; Cloud Security; Identity and Access Management; Application Security; and Data Governance. Within each program component, and depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining a vulnerability management policy and disaster recovery/business continuity plans, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, a vendor risk management program, a dedicated cybersecurity staff/officer, active monitoring, detection, prevention, mitigation, and remediation strategies to ensure we are adequately safeguarding and protecting our critical information, routinely conducting audits, vulnerability scans, penetration tests, social engineering simulations, security awareness training, and threat intelligence assessments to ensure that our systems, policies, and procedures are operating as intended. We also engage with a range of external experts to help us evaluate and attest to our risk management systems, including maintaining a certification pursuant to ISO 27001 and conducting periodic third-party audits to maintain our certification.

In addition, we maintain a detailed Incident Response Plan to assist in responding to potential cybersecurity threats. Our Incident Response Plan addresses critical aspects of incident management, including detection, impact analysis, containment, mitigation, remediation, recovery, and long-term strategies to prevent future incidents. Our Information Security and Privacy Teams conduct tabletop exercises twice per year to ensure preparedness for information security, including cybersecurity incidents. In addition, we promote a company culture of awareness and discipline in cybersecurity matters through annual employee training and education, including periodic phishing and social engineering simulations. We also maintain cybersecurity insurance coverage.

Our Privacy program is designed to support and enhance our Cybersecurity program. We perform an annual HIPAA Security Risk Assessment, among other things, to help identify remediation priorities and to ensure we have implemented best practices in storing and safeguarding PHI.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) the information security department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Enterprise Risk Management Committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk.

We frequently collaborate with other third-party service providers to conduct regular audits, threat assessments, and consultation on cybersecurity strategy, enhancements, and best practices. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, including legal counsel, cybersecurity software providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and cloud infrastructure providers. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes security questionnaires, review of the vendor's written security program, review of security assessments, and security assessment calls with the vendor's security personnel. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For more information regarding the risks we face from cybersecurity threats, please see “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Cyber-based attacks, security breaches, loss of data and other disruptions in relation to our information systems and computer networks could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes as well as our Information Security program are implemented and maintained by certain Company management, including our CTO and our CISO, who have 25 years of experience in cybersecurity and IT Operations respectively. Our CTO and CISO collaborate with a cross-functional team of seasoned professionals responsible for maintaining, improving, and promoting our Information Security program. In addition to the oversight by our Technology and Security leaders, representatives from our Information Technology, Legal, Privacy, Finance, Regulatory, Quality, and Compliance teams are integral to the successful implementation of our overall Information Security program.

The CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The CISO and CTO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our Incident Response Plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. This team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s Incident Response Plan includes reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

Our CISO reports to the full Board of Directors quarterly, or more frequently as needed. These reports generally address each of the six components of our Information Security program, including the Company’s progress on initiatives we have prioritized for the quarter. Our Audit Committee has general oversight responsibility for our data security practices, and we believe the Committee has the requisite skills and visibility into the risk profile of our Company to fulfill this responsibility effectively. Our CTO, CISO, or other members of our Enterprise Risk Management Committee report to the Audit Committee quarterly or on an as-needed basis.

Senior members of our management are responsible for assisting our CTO and CISO in managing cybersecurity risk. We maintain a cross-functional Enterprise Risk Management Committee, which meets monthly to identify, assess, mitigate, and remediate risks impacting the Company, including cybersecurity risks. Members of this committee include our CISO, CTO, Chief Financial Officer, Chief Privacy Officer, General Counsel, Chief Commercial Officer, Chief Scientific Officer, Chief Medical Officer, Chief Legal Officer, and the heads of our Regulatory and Quality teams. The Enterprise Risk Management Committee informs members of the Audit Committee regarding the overall enterprise risks identified by management, progress on remediation efforts identified in the prior quarter, and risk mitigation priorities for the forthcoming quarter.

Item 2. Properties.

Our headquarters is located in Chicago, Illinois, where we lease approximately 217,000 square feet of laboratory and office space pursuant to a lease that expires in February 2029. We also lease an aggregate of approximately 22,000 square feet of laboratory and office space in Atlanta, Georgia pursuant to a lease that will expire in September 2029. Our CLIA-certified laboratories are located in these facilities. We also have genomics labs in Raleigh, North Carolina and Aliso Viejo, California. We also have offices in New York, New York and Redwood City, California. We do not own any real property. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.

Item 3. Legal Proceedings.

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

Although no formal legal proceeding has been instituted, from time to time, we receive requests from governmental agencies, or third parties working on their behalf, for documents and information related to our products and services. For example, on May 19, 2022, we received a subpoena from the Office of the Ohio Attorney General. The subpoena required production of certain billing and patient records associated with nine Ohio Medicaid patients who received our clinical diagnostic tests between 2019 and 2022. We provided responsive documents in June 2022 and have not received additional inquiry from the Ohio Attorney General’s office since that time.

Similarly, on March 4, 2024, we received a Civil Investigative Demand, or CID, from the U.S. Attorney’s Office for the Eastern District of New York. The CID requested documents and other information related to our compliance with the False Claims Act, the Anti-Kickback statute, and in particular 42 C.F.R. § 414.510(b), which is commonly referred to as the Medicare 14-Day or Date of Service Rule. We provided an initial production on April 4, 2024, and have produced additional responsive documents on a rolling basis since that time. We have not received additional inquiry from the U.S. Attorney’s Office since our last document production.

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

On June 11, 2024, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “TEM.” As of February 21, 2025, there were 23 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

Historically, we paid cash and stock dividends on our preferred stock. Following the conversion of our preferred stock into Class A common stock and Class B common stock in connection with our IPO, we currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

Prior to our IPO, and pursuant to the terms of the applicable convertible preferred stock, in January 2024, we issued 66,465 shares of Series G-3 convertible preferred stock to the holders of Series G-3 convertible preferred stock and 10,666 shares of Series G-4 convertible preferred stock to the holders of Series G-4 convertible preferred stock, in each case as payment of paid-in-kind dividends.

Prior to our IPO, in April 2024, we issued and sold an aggregate of 6,172,839 shares of Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million, in a private placement to an accredited investor.

Prior to our IPO, and in connection with an agreement and plan of merger to acquire Mpirik Inc., we issued 8,724 additional shares of Class A common stock to former stockholders of Mpirik Inc. pursuant to the acquisition arrangements.

Prior to our IPO, and in connection with our acquisition of SEngine Precision Medicine LLC, or SEngine, in February 2024 and June 2024, we issued 429 and 19,620 additional shares, respectively, of Class A common stock to former stockholder of SEngine pursuant to the acquisition arrangements.

In connection with the closing of our IPO in June 2024, we issued 109,459 shares of Class A common stock to Allen & Company LLC upon its net exercise of a warrant, with an exercise price of $10 per share.

On December 11, 2024, we issued 205,847 shares of our Class A common stock to Revolution Growth Management Company, Inc. upon the exercise of an option to purchase 210,000 shares of our Class A common stock, having an exercise price of $0.8542 per share. The option was granted under the 2015 Plan and was exercised on a cashless basis and included 4,153 shares withheld pursuant to the cashless exercise.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and/or Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSU Net Settlement and for working capital for the quarter ended December 31, 2024 . There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus dated as of June 13, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on June 17, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This graph is not "soliciting material" is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph below shows the cumulative total return to our stockholders between June 14, 2024 (the date that our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024 relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumed that $100 was invested in each of our Class A common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on June 14, 2024 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Cumulative Total Return Comparison
Assumes Initial Investment of $100
From June 14, 2024 to December 31, 2024
200
180
160
140
120
100
80
60
40
20
0
6/14/2024
7/14/2024
8/14/2024
9/14/2024
10/14/2024
11/14/2024
12/14/2024
NASDAQ Composite Index
NASDAQ Biotechnology Index
Tempus AI Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus, dated June 13, 2024, filed with the Securities and Exchange Commission on June 17, 2024, which is incorporated herein by reference.

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

We primarily operate in the United States and generated total revenue of $693.4 million and $531.8 million in the years ended December 31, 2024 and 2023, respectively. We also incurred net losses of $705.8 million and $214.1 million in the years ended December 31, 2024 and 2023, respectively. We generated adjusted EBITDA of $(104.7) million and $(154.2) million in the years ended December 31, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Acquisition of Ambry Genetics Corporation

On November 4, 2024, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with REALM IDx, Inc., a Delaware corporation, or the Seller, and the Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor, pursuant to which we agreed to purchase all of the outstanding shares of capital stock of Ambry Genetics Corporation, a Delaware corporation, or Ambry, a leader in genetic testing that aims to improve health by understanding the relationship between genetics and disease. Such transaction is hereinafter referred to as the Acquisition. Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, or the Cash Consideration, plus an aggregate of 4,843,136 shares, or the Shares, of our Class A common stock, or the Stock Consideration. We issued the Shares as Stock Consideration to the Seller on February 3, 2025 upon the closing of the Acquisition. Pursuant to the terms of the Purchase Agreement, 2,152,505 of the Shares are subject to a lock-up for a period of one year following the closing date of the Acquisition. In addition, $5.0 million of the Cash Consideration are held in an escrow account for purposes of satisfying any post-closing purchase price adjustments.

In connection with the closing of the Acquisition, we entered into an amendment to the Credit Agreement (as defined below), providing for an additional $200.0 million in senior secured term loans, or the Additional Term Loan Facility, and $100.0 million in senior secured revolving loan commitments, or the Revolving Credit Facility. We utilized borrowings under the Additional Term Loan Facility and the Revolving Credit Facility to fund the Cash Consideration for the Acquisition and to pay fees and expenses related thereto.

Initial Public Offering

On June 13, 2024, the registration statement relating to the initial public offering of our Class A common stock, or our IPO, was declared effective and shares of our Class A common stock began trading on the Nasdaq Global Select Market on June 14, 2024. On June 17, 2024, we completed our IPO in which we issued and sold 11,100,000 shares of Class A common stock, at a public offering price of $37.00 per share. We received net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

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

We issued 109,459 shares of Class A common stock related to the exercise of a warrant issued to Allen, as further described in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which was subject to automatic net exercise upon the IPO.

In connection with the IPO, we amended and restated our certificate of incorporation, under which authorized capital stock consists of 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

Strategic Collaborations

AstraZeneca

In November 2021, we entered into a Master Services Agreement, or, as amended in October 2022, February 2023 and December 2023, the MSA, with, and issued a warrant to, AstraZeneca AB, or AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220 million on such products and services during the term of the MSA. The term of the MSA will continue through December 31, 2028, unless terminated sooner. The minimum commitment may increase from $220 million to $320 million through December 2028 if the average closing price of our Class A common stock exceeds two times the IPO price (as defined below) for any 30-day trading period following the one-year anniversary of our IPO.

Under the warrant, AstraZeneca had the right to purchase up to $100 million in shares of our Class A common stock at an exercise price equal to $37.00 per share, representing the public offering price in our IPO, or the IPO price. The warrant was exercisable through December 31, 2026. Under the terms of the warrant, AstraZeneca would be entitled to substantially the same registration rights with respect to the shares under the warrant as those granted to holders of registrable securities pursuant to our Ninth Amended and Restated Investors’ Rights Agreement, dated November 19, 2020. The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024.

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

Factors Affecting Our Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See “Part I, Item 1A.—Risk Factors” for more information.

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $149.3 million and $90.3 million during the years ended December 31, 2024 and 2023, respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Genomics, this entails our field salesforce developing relationships with individual physicians and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners. For AI Applications, this entails demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 7,500 physicians and we have worked with over 200 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2023 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $167.5 million and $95.2 million during the years ended December 31, 2024 and 2023, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results.

Payer Coverage and Reimbursement

Our financial performance relies heavily on our ability to secure reimbursement from payers and government health benefits programs. A substantial majority of the genomic testing we perform is clinical in nature. We typically receive reimbursement for these tests from commercial payers and from government health benefits programs, such as Medicare and Medicaid. The amount of payment we receive varies widely and depends on a variety of factors, including the payer, the assay run, and other characteristics about the patient. As of December 31, 2024, we had received payment on approximately 55% of our clinical oncology NGS tests across all payers performed from January 1, 2022 through December 31, 2023. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2024. For the years ended December 31, 2024 and 2023, our average reimbursement for NGS tests in oncology was approximately $1,510 and $1,450, respectively. We will continue to invest significantly in various efforts aimed at improving our average reimbursement, including performing clinical studies to generate evidence of clinical utility, seeking regulatory approval for our tests, and opening additional lab locations. Any changes to medical policies impacting how our tests are reimbursed could have a significant impact on our results.

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

Cost of Revenues, Genomics

Cost of revenues for Genomics primarily includes personnel lab expenses, including salaries, bonuses, employee benefits and stock-based compensation expenses (which we refer to as “personnel costs”), and amortization of intangible assets, cost of laboratory supplies and consumables, laboratory rent expense, depreciation of laboratory equipment and shipping costs. Costs associated with performing our tests are recorded as the tests are processed at the time of report delivery. We expect these costs will increase in absolute dollars as our Genomics revenue continues to grow.

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

Other Income, Net

Other income, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus Corp., or SB Tempus, and any changes in fair value related to our warrant assets and liabilities. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion and Personalis, Inc., or Personalis, which are recorded within marketable equity securities. These shares are marked to market each reporting period. We issued a warrant to our customer AstraZeneca in conjunction with the signing of the MSA in November 2021. We have a warrant asset related to a November 2023 Commercialization and Reference Laboratory Agreement with Personalis, which was exercised in August 2024. The fair value of the warrant assets and liabilities are measured each reporting period.

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

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint venture and equity method investments.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Year Ended December 31,
	2024	2023
Net revenue
Genomics	$451,749	$363,022
Data and services	241,649	168,800
Total net revenue	$693,398	$531,822
Cost and operating expenses
Cost of revenues, genomics	243,467	189,165
Cost of revenues, data and services	68,818	56,482
Technology research and development	167,519	95,155
Research and development	149,325	90,343
Selling, general and administrative	755,351	296,760
Total cost and operating expenses	1,384,480	727,905
Loss from operations	$(691,082)	$(196,083)
Interest income	11,084	7,601
Interest expense	(53,653)	(46,869)
Other income, net	32,336	21,822
Loss before provision for income taxes	(701,315)	(213,529)
Provision for income taxes	(266)	(288)
Losses from equity method investments	(4,228)	(301)
Net Loss	$(705,809)	$(214,118)

Comparison of the years ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Genomics	$451,749	$363,022	$88,727	24%
Data and services	241,649	168,800	72,849	43%
Total Net Revenue	$693,398	$531,822	$161,576	30%

The increase in revenue for the year ended December 31, 2024, compared to the same period in 2023, was due to increased volume and reimbursement of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase in the number of oncology NGS tests, which increased from approximately 218,700 tests for the year ended December 31, 2023 to approximately 270,800 tests for the year ended December 31, 2024. Additionally, there was an increase in average revenue per NGS oncology test, which increased from approximately $1,450 per test for the year ended December 31, 2023 to approximately $1,510 per test for the year ended December 31, 2024. The increase in average revenue per test was driven primarily by increased Medicare reimbursement rates. The increase in the number of oncology NGS tests and average revenue per NGS oncology test resulted in a $91.8 million increase in Genomics revenue.

Data and Services

The increase in Data and services revenue for the year ended December 31, 2024, compared to the same period in 2023, was driven primarily by $52.9 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the year ended December 31, 2024 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the year ended December 31, 2023. Additionally, there was a $16.3 million increase in Insights products due to the reversal of warrant contract asset amortization related to the termination of the warrant with AstraZeneca.

Cost and Operating Expenses

Cost of Revenues

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues, genomics	$243,467	$189,165	$54,302	29%
Cost of revenues, data and services	68,818	56,482	12,336	22%
Total	$312,285	$245,647	$66,638	27%

The increase in Cost of revenues for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $24.0 million in material and service costs, $22.1 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $6.0 million in personnel costs, and $4.2 million in cloud expenses.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $24.0 million in material and service costs, $13.6 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $7.6 million in personnel costs, $4.2 million in royalty licensing fees, and $1.9 million in cloud expenses.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $8.5 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, as well as an increase of $2.3 million in cloud expenses.

Technology Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Technology research and development	$167,519	$95,155	$72,364	76%

The increase in Technology research and development expenses for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $58.5 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $11.1 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, and $2.7 million in taxes related to the settlement of RSUs.

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$149,325	$90,343	$58,982	65%

The increase in Research and development expenses for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $47.6 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $5.7 million in personnel-related costs for employees in our research and development group, $1.8 million in third party sequencing fees, and $1.8 million in validation and regulatory fees.

Selling, General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$755,351	$296,760	$458,591	155%

The increase in Selling, general and administrative expenses for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to an increase of $405.9 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $26.7 million in personnel-related costs, $8.4 million in taxes related to the settlement of RSUs, $7.0 million in legal costs, $6.6 million in software and tools costs, and $3.1 million in cloud storage costs.

Interest Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest income	$11,084	$7,601	$3,483	46%

The increase in Interest income for the year ended December 31, 2024, compared to the same period in 2023, increased primarily due to higher cash on hand as of December 31, 2024 compared to December 31, 2023.

Interest Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(53,653)	$(46,869)	$(6,784)	14%

The increase in Interest expense for the year ended December 31, 2024, compared to the same period in 2023, was primarily driven by compounding interest on our Amended Note and additional debt entered into under our Term Loan Facility in April and October 2023.

Other Income, net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$32,336	$21,822	$10,514	48%

The change in Other income, net for the year ended December 31, 2024, compared to the same period in 2023, was primarily driven by a $50.4 million increase in expense related to the change in fair value of our warrant liability and a $2.3 million expense for the G-4 Special Payment (as defined in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The increase in expense was offset by $39.1 million in income related to termination of the warrant with AstraZeneca, $14.2 increase in income due to the change in fair value of our warrant asset, and $8.0 in income from the IP License Agreement with SB Tempus, and $2.3 million in income related to gains on marketable equity securities.

Provision for income taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$(266)	$(288)	$22	-8%

The decrease in provision for income taxes for the year ended December 31, 2024, compared to the same period in 2023, was not material.

Losses from Equity Method Investments

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Losses from equity method investments	$(4,228)	$(301)	$(3,927)	1305%

The increase in losses from equity method investments for the year ended December 31, 2024, compared to the same period in 2023, was due to the losses from the joint venture we entered into in July 2024 (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Non-GAAP Financial Measure

To supplement our consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for income taxes, (v) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) the G-4 Special Payment, (x) amortization of deferred other income from our IP License Agreement with SB Tempus, (xi) the settlement of certain historical and potential future disputes, and (xii) acquisition-related expenses. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(705,809)	$(214,118)
Interest income	(11,084)	(7,601)
Interest expense	53,653	46,869
Depreciation	26,356	21,279
Amortization	10,889	11,770
Provision for income taxes	266	288
EBITDA	$(625,729)	$(141,513)
Losses on equity method investments	4,228	301
Fair value changes(1)	(27,868)	(22,307)
Stock-based compensation expense	534,138	—
Employer payroll tax related to stock-based compensation	13,543	—
G-4 Special Payment	2,250	—
Amortization of technology license	(7,977)	—
Settlement costs(2)	—	8,625
Acquisition related expenses(3)	2,708	672
Adjusted EBITDA	$(104,707)	$(154,222)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, and indemnity-related holdback liabilities.
(2)
Settlement costs for the year ended December 31, 2023 include $0.2 million paid to settle a 2019 payment dispute and $8.5 million in costs accrued related to potential future settlements.
(3)
Acquisition related expenses consist of legal and diligence costs incurred for the acquisition of Ambry during the year ended December 31, 2024, and for the acquisitions of Mpirik, Inc. and SEngine Precision Medicine LLC during the year ended December 31, 2023.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of December 31, 2024, we had an accumulated deficit of $2.2 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, and sales of our products. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $341.8 million. In April 2024, we sold an aggregate of 3,489,981 shares of our Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million in a private placement to an accredited investor. In June 2024, we completed our IPO, which resulted in net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

Based on our current business plan, we believe our current cash and cash equivalents, marketable equity securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than twelve months from the date of this Annual Report on Form 10-K. We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As we grow our revenue, our accounts receivable and inventory balances will increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

If our available cash and cash equivalents and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described elsewhere in this Annual Report on Form 10-K, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities, or exercise of warrants may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations.

Credit Facilities

On September 22, 2022, we entered into a Credit Agreement, or the Credit Agreement, with Ares for a senior secured loan, or Term Loan Facility, in the amount of $175 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. On April 25, 2023, we entered into an amendment to the Credit Agreement, which increased the aggregate principal amount of the Term Loan Facility by an additional $50 million, less original issue discount of $1.3 million, and increased the interest rate on the Term Loan Facility by 25 basis points. On October 11, 2023, we entered into a second amendment to the Credit Agreement, which increased the aggregate principal amount of the Term Loan Facility by an additional $35 million, less original issue discount of $0.9 million. On February 3, 2025, in connection with the closing of the Acquisition, we entered into a third amendment to the Credit Agreement providing for the Additional Term Loan Facility of $200.0 million (together with the Term Loan Facility, the “Term Loan Facilities” and the Loans issued thereunder, the “Term Loans”) and the Revolving Credit Facility of $100.0 million (and the Loans thereunder, the Revolving Loans).

The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030. The Term Loan Facility matures in September 2027.

Through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the paid-in-kind interest rate will be 3.25%. From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin ranging from 5.75% to 6.75% and Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin of 4% or 4.5% and Term SOFR plus a margin of 5% or 5.5%, respectively, and the paid-in-kind interest rate will be 3.25%. The applicable margin for any interest period for which we elect to pay interest in cash will be based on our consolidated first lien leverage ratio and whether the Company has satisfied certain junior capital raising requirements. The applicable margin for any interest period for which we elect to pay interest in kind will be based on whether we have satisfied certain junior capital raising requirements.

Interest on the Revolving Loans accrues at a per annum rate equal to either, the Base Rate plus 2.75% or Term SOFR plus 3.75%. At all times prior to the termination of the Revolving Commitments, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Loans is less than the greater of (x) 50.0% of the Revolving Commitments and (y) $50.0 million, the amount of interest payable on account of the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of the Revolving Loans equaled the greater of (x) 50.0% of the Revolving Commitments and (y) $50.0 million (the Minimum Revolving Interest Amount). A commitment fee will accrue on the unused amount of the Revolving Commitments at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent we are being charged the Minimum Revolving Interest Amount.

Our obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of our and our subsidiaries’ assets. We have the right at any time and from time to time to prepay any of the Term Loans or Revolving Loans in whole or in part, subject, with respect to the Term Loans, to certain prepayment fees.

The Credit Agreement contains customary representations, warranties, and covenants, including but not limited to, restrictions on our and our subsidiaries’ ability to incur additional indebtedness, dispose of its assets, incur liens, make investments, and pay dividends or other distributions, in each case subject to specified exceptions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 though December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027.

We were in compliance with the covenants of the Credit Agreement as of December 31, 2024.

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

The amended and restated Note, or the Amended Note, has a principal amount of $250.0 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by us. We account for the principal reductions as an offset to our cloud and compute spend within selling, general and administrative expense in our consolidated statements of operations and comprehensive loss. The outstanding principal and accrued interest under the Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) March 22, 2026, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by us of our Google Cloud Platform agreement. We generally may not prepay the Outstanding Amount, except that we may, at our option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

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

On February 22, 2025, we amended our Amended Note with Google, under which the maturity date of the Amended Note was extended to December 31, 2030. In addition, the amendment provides us the option upon maturity to repay 50% of the outstanding principal and accrued interest balance in shares of our Class A common stock.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(189,045)	$(214,339)
Net cash used in investing activities	$(130,392)	$(40,313)
Net cash provided by financing activities	$494,329	$117,547

Operating Activities

Cash used in operating activities during the year ended December 31, 2024 was $189.0 million, which resulted from a net loss of $705.8 million and a net change in our operating assets and liabilities of $37.8 million, offset by non-cash charges of $554.6 million. Non-cash charges primarily consisted of $534.1 million of stock-based compensation, a $42.4 million increase in the fair value of the warrant liability, and $37.2 million of depreciation and amortization, offset by a gain of $39.1 million on the termination of our warrant with AstraZeneca, a change in the fair value of our warrant asset of $18.3 million, and the reversal of warrant contract asset amortization of $16.3 million. The net change in our operating assets and liabilities was primarily the result of a $61.0 million increase in accounts receivable due to increased sales and timing of customer payments, a decrease in accounts payable of $23.9 million, a decrease of $20.9 million in deferred revenue, and an increase in prepaid expenses and other current assets of $13.7 million, offset by a $50.5 million increase in accrued expenses and other, primarily due to increased cloud spend and payroll taxes from RSU settlements, and a $39.9 million increase in deferred other income related to the IP License Agreement with SB Tempus.

Cash used in operating activities during the year ended December 31, 2023 was $214.3 million, which resulted from a net loss of $214.1 million and a net change in our operating assets and liabilities of $37.8 million, offset by non-cash charges of $37.6 million. Non-cash charges primarily consisted of $33.0 million of depreciation and amortization, $6.8 million of non-cash operating lease costs, amortization of the warrant contract asset of $5.2 million, $7.4 million of impairment of intangible assets, and a decrease in the fair value of the warrant liability of $8.0 million. The net change in our operating assets and liabilities was primarily the result of a $7.3 million increase in accounts receivable, and a $26.4 million decrease in deferred revenue.

Investing Activities

Cash used in investing activities during the year ended December 31, 2024 was $130.4 million, which was the result of a $95.2 million investment in a joint venture in July 2024 (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), $36.2 million in purchases of marketable equity securities, and purchases of property and equipment of $22.1 million, offset by proceeds from the sale of marketable equity securities of $23.1 million.

Cash used in investing activities during the year ended December 31, 2023 was $40.3 million, which was the result of purchases of property and equipment of $34.6 million, which related primarily to the expansion of our Chicago office for additional laboratory space, and $5.7 million related to cash paid for business combinations.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2024 was $494.3 million, which was the result of proceeds from the issuance of common stock in connection with our IPO, net of underwriting discounts and commissions of $382.0 million, and the issuance of Series G-5 Preferred Stock of $199.8 million, offset by $8.8 million of payments of deferred offering costs, $5.6 million of dividend payments, and $69.9 million of taxes paid related to the net settlement of a portion of the RSUs outstanding as of June 1, 2024 for which the service-based vesting condition was satisfied before June 14, 2024 and for which the performance-based vesting condition was satisfied in connection with the IPO, or the RSU Net Settlement.

Cash provided by financing activities during the year ended December 31, 2023 was $117.5 million, which was primarily due to net proceeds of $82.9 million from the Term Loan Facility with Ares and $44.9 million in net proceeds from the issuance of convertible preferred stock, offset by $5.6 million of dividend payments and $3.6 million in purchase of treasury stock.

Contractual Obligations and Commitments

Our contractual commitments will have an impact on our future liquidity. These commitments include future payments on non-cancellable leases, purchase obligations related to data licenses and cloud computing services, and future payments on our convertible promissory note. Where applicable, we calculate our obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to certain data and additional payments contingent on the commercialization of such data. See Note 7, Note 8, and Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our contractual commitments.

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

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We derive Genomics revenue from selling lab services to physicians, academic research institutions, and other parties. We also derive Data and services revenue from the commercialization of data generated in the lab through the licensing of de-identified datasets to third parties and from matching patients to clinical trials enrolled in its clinical trial network and related services. The majority of our revenue is generated in North America.

We account for our revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. We commence revenue recognition when control of these products is transferred to customers in an amount that reflects the consideration we expect to be entitled to in exchange for such products. This principle is achieved by applying the following five-step approach: (i) we account for a contract when it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance and (v) collectability of consideration is probable. Revenue and any contract assets are not recognized until such time that the required conditions are met.

Genomics

For direct bill orders billed to research institutions, pharmaceutical companies, or other third parties, we determine the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice.

For clinical orders billed to Medicare, Medicaid, and commercial insurance, we determine the transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. We estimate contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. We monitor the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payor, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ, and the potential impact on the financial statements could be significant.

Stock-Based Compensation

We recognize compensation expense for equity awards based on the grant-date fair value on a straight-line basis over the remaining requisite service period for the award. For those awards with a market condition, we utilize a Monte Carlo simulation model to estimate the fair value of the restricted stock units.

We issue RSUs to certain of our employees. The general terms of the RSUs issued under the 2015 Stock Plan, or our 2015 Plan require both a service and performance condition to be satisfied prior to vesting. RSUs issued under our 2024 Plan are subject only to a service condition. The service condition is satisfied upon the participant’s completion of a required period of continuous service from the vesting start date. The performance condition applicable to our 2015 Plan was satisfied upon a liquidity event, which occurred when we completed our IPO in June 2024, and resulted in recognition of stock-based compensation expense of $534.1 million during the year ended December 31, 2024.

Common Stock Valuations

Prior to our IPO, our common stock was not publicly traded. As such, we were required to estimate the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock as awards were approved, including utilizing third-party valuations to assist with the determination of the estimated fair-market value and common stock price. Given the absence of a public trading market for our common stock, the valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock, including the following factors:

• contemporaneous valuations performed by independent third-party specialists;

• the prices, rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;

• the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us in arms-length transactions;

• lack of marketability of our common stock;

• our actual operating and financial performance;

• current business conditions and projections;

• our stage of development;

• likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our company given prevailing market conditions;

• the market performance of comparable publicly traded companies; and

• the U.S. and global capital market conditions.

In valuing our common stock, management determined the equity value of our business using various valuation methods including combinations of income and market approaches. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows were discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and adjusted to reflect the risks inherent in our cash flows.

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock. We performed this allocation using the option pricing method, or OPM, which treats the securities comprising our capital structure as call options with exercise prices based on the liquidation preferences of our various series of preferred stock and the exercise prices of our options and warrants. Following the formal approval by our board of directors of a plan for our company to pursue an initial public offering, from the second quarter of 2021 through the first quarter of 2022, we used a probability-weighted expected return method, or PWERM, which involves the estimation of multiple future potential outcomes, and estimates of the probability of each potential outcome. From the second quarter of 2022 through the second quarter of 2023, in response to volatile market conditions and the resulting uncertainty around the timing of a liquidity event, we changed our valuation methodology back to an OPM. Beginning in the third quarter of 2023, as a result of improving market conditions, we switched back to a PWERM. The per share value of our common stock is ultimately based upon probability-weighted per share values resulting from the various future scenarios, which include an initial public offering, merger or sale or continued operation as a private company.

Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions affect our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after the completion of our IPO, management will determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, our company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates and inflation risk.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $341.8 million held primarily in cash deposits and money market funds. As of December 31, 2024, we had $272.4 million outstanding under our Term Loan Facilities, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through December 31, 2024, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of December 31, 2024 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tempus AI, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempus AI, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable preferred stock, common stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2025

We have served as the Company’s auditor since 2019.

Tempus AI, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$340,954	$165,767
Accounts receivable, net of allowances of $1,141 and $1,115 at December 31, 2024 and December 31, 2023, respectively	154,819	94,462
Inventory	38,386	28,845
Warrant asset	—	5,070
Prepaid expenses and other current assets	26,135	17,295
Marketable equity securities	107,309	31,807
Deferred offering costs	—	7,085
Total current assets	$667,603	$350,331
Property and equipment, net	58,056	61,681
Goodwill	73,343	73,354
Warrant asset, less current portion	—	4,930
Intangible assets, net	11,716	21,916
Investments and other assets	8,305	8,971
Investment in joint venture	91,450	—
Warrant contract asset, less current portion	—	21,499
Operating lease right-of-use assets	14,762	20,530
Restricted cash	881	840
Total Assets	$926,116	$564,052

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity (deficit)
Current Liabilities
Accounts payable	53,804	54,421
Accrued expenses	130,407	82,517
Deferred revenue	75,981	64,860
Deferred other income	15,955	—
Other current liabilities	6,964	8,213
Operating lease liabilities	6,459	6,437
Accrued data licensing fees	1,500	6,382
Accrued dividends	—	9,797
Total current liabilities	$291,070	$232,627
Operating lease liabilities, less current portion	26,199	32,040
Convertible promissory note	168,192	193,124
Warrant liability	—	34,500
Other long-term liabilities	15,980	19,751
Interest payable	70,450	55,321
Long-term debt, net	267,244	256,541
Deferred other income, less current portion	23,932	—
Deferred revenue, less current portion	6,710	16,768
Total Liabilities	$869,777	$840,672

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and contingencies (Note 7)
Convertible redeemable preferred stock, $0.0001 par value, no and 69,803,765 shares authorized at December 31, 2024 and December 31, 2023, respectively; no and 63,525,953 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,130,429 at December 31, 2024 and December 31, 2023, respectively	—	1,105,543

Stockholders' equity (deficit)
Class A Voting Common Stock, $0.0001 par value, 1,000,000,000 and 200,228,024 shares authorized at December 31, 2024 and December 31, 2023, respectively; 157,076,972 and 58,367,961 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	16	$6
Class B Voting Common Stock, $0.0001 par value, 5,500,000 and 5,374,899 shares authorized at December 31, 2024 and December 31, 2023, respectively; 5,043,789 and no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	—
Non-voting Common Stock, $0.0001 par value, no and 66,946,627 shares authorized at December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at December 31, 2024, and 5,205,802 shares issued and 5,060,336 shares outstanding at December 31, 2023	—	0
Treasury Stock, 145,466 shares at December 31, 2024 and December 31, 2023, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,210,664	18,345
Accumulated Other Comprehensive Income	94	5
Accumulated deficit	(2,150,834)	(1,396,917)
Total Stockholders' equity (deficit)	$56,339	$(1,382,163)
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity (deficit)	$926,116	$564,052

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenue
Genomics	$451,749	$363,022	$197,984
Data and services	241,649	168,800	122,684
Total net revenue	$693,398	$531,822	$320,668
Cost and operating expenses
Cost of revenues, genomics	243,467	189,165	150,255
Cost of revenues, data and services	68,818	56,482	40,227
Technology research and development	167,519	95,155	79,093
Research and development	149,325	90,343	83,158
Selling, general and administrative	755,351	296,760	233,377
Total cost and operating expenses	1,384,480	727,905	586,110
Loss from operations	$(691,082)	$(196,083)	$(265,442)
Interest income	11,084	7,601	3,032
Interest expense	(53,653)	(46,869)	(21,894)
Other income (expense), net	32,336	21,822	(4,846)
Loss before provision for income taxes	$(701,315)	$(213,529)	$(289,150)
Provision for income taxes	(266)	(288)	(66)
Losses from equity method investments	(4,228)	(301)	(595)
Net Loss	$(705,809)	$(214,118)	$(289,811)
Accretion of convertible preferred stock to redemption value	—	(4,338)	(301)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	(39,347)	(44,497)	(40,975)
Cumulative undeclared dividends on Series C preferred shares	(1,174)	(3,011)	(2,841)
Net loss attributable to common shareholders, basic and diluted	(746,330)	(265,964)	(333,928)
Net loss per share attributable to common shareholders, basic and diluted	$(6.23)	$(4.20)	$(5.30)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	119,849	63,306	63,032
Comprehensive Loss, net of tax
Net loss	$(705,809)	$(214,118)	$(289,811)
Foreign currency translation adjustment	89	(13)	29
Comprehensive loss	$(705,720)	$(214,131)	$(289,782)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(705,809)	$(214,118)	$(289,811)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$42,400	$(8,000)	$4,700
Gain on warrant termination	(39,100)	—	—
Reversal of warrant contract asset amortization	(16,301)	—	—
Gain on warrant exercise	(173)	—	—
Stock-based compensation	534,138	—	—
Amortization of warrant contract asset	4,843	5,221	4,720
Change in fair value of warrant asset	(18,302)	(4,100)	—
Gain on marketable equity securities	(12,110)	(9,807)	—
Losses from equity method investments	4,228	301	595
Amortization of original issue discount	1,382	1,117	238
Amortization of deferred financing fees	510	510	139
Change in fair value of contingent consideration	72	(400)	(3,701)
Depreciation and amortization	37,245	33,049	30,029
Provision for bad debt expense	680	1,646	3,867
Provision for obsolete inventory	—	—	1,938
Amortization of finance right-of-use lease assets	—	283	381
Non-cash operating lease costs	6,047	6,760	6,427
Minimum accretion expense	197	90	455
Impairment of intangible assets	—	7,359	—
PIK interest added to principal	8,811	3,587	—
Change in assets and liabilities
Accounts receivable	(61,037)	(7,347)	(8,203)
Inventory	(9,541)	(6,563)	(1,312)
Prepaid expenses and other current assets	(13,683)	(6,474)	(1,094)
Investments and other assets	(751)	(4,209)	(2,296)
Accounts payable	(23,852)	(23,363)	(7,915)
Deferred revenue	(20,942)	(26,412)	67,626
Deferred other income	39,887	—	—
Accrued data licensing fees	(5,000)	(9,121)	(6,746)
Accrued expenses & other	50,540	38,577	22,803
Interest payable	15,129	15,836	16,395
Operating lease liabilities	(8,553)	(8,761)	(7,439)
Net cash used in operating activities	$(189,045)	$(214,339)	$(168,204)

Investing activities
Purchases of property and equipment	$(22,121)	$(34,608)	$(18,377)
Proceeds from sale of marketable equity securities	23,098	—	—
Purchases of marketable equity securities	(36,183)	—	—
Business combinations, net of cash acquired (Note 3)	—	(5,705)	(39,562)
Investment in joint venture	(95,186)	—	—
Net cash used in investing activities	$(130,392)	$(40,313)	$(57,939)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$381,951	$—	$—
Tax withholding related to net share settlement of restricted stock units	(69,918)	—	—
Issuance of Series G-3 Preferred Stock, net of offering costs	—	—	92,199
Issuance of Series G-4 Preferred Stock, net of offering costs	—	44,885	—
Issuance of Series G-5 Preferred Stock	199,750	—	—
Principal payments on finance lease liabilities	—	(288)	(375)
Purchase of treasury stock	—	(3,602)	—
Payment of deferred offering costs	(8,766)	(698)	(2,883)
Payment of deferred financing fees	—	—	(2,550)
Dividends paid	(5,625)	(5,625)	(5,625)
Proceeds from long-term debt, net of original issue discount	—	82,875	170,625
Payment of indemnity holdback related to acquisition	(813)	—	—
G-4 Special Payment	(2,250)	—	—
Net cash provided by financing activities	$494,329	$117,547	$251,391
Effect of foreign exchange rates on cash	$336	$(19)	$17

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$175,228	$(137,124)	$25,265
Cash, cash equivalents and restricted cash, beginning of period	166,607	303,731	278,466
Cash, cash equivalents and restricted cash, end of period	$341,835	$166,607	$303,731

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$340,954	$165,767	$302,938
Restricted cash	881	840	793
Total cash, cash equivalents and restricted cash	$341,835	$166,607	$303,731

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$28,045	$16,913	$4,664
Cash paid for income taxes	$206	$161	$6
Marketable equity securities received on accounts receivable	$22,000	$22,000	$—

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$5,487	$12,535	$5,625
Purchases of property and equipment, accrued but not paid	$4,292	$6,137	$2,408
Deferred offering costs, accrued but not yet paid	$—	$3,504	$2,391
Redemption of convertible promissory note	$24,932	$27,970	$17,142
Non-voting common stock issued in connection with business combinations	$344	$9,209	$4,947
Non-voting common stock issued in connection with contingent consideration	$—	$—	$4,304
Accretion of convertible preferred stock to redemption value	$—	$4,338	$301
Operating lease liabilities arising from obtaining right-of-use assets	$1,997	$1,097	$41,815
Finance lease liabilities arising from obtaining right-of-use-assets	$—	$—	$664
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$1,348,809	$—	$—
Taxes related to net share settlement of restricted stock units not yet paid	$20	$—	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$12,347	$—	$—
Issuance of Series G-3 Preferred Stock	$3,809	$2,738	$—
Issuance of warrant	$—	$4,223	$—
Issuance of Series G-4 Preferred Stock	$611	$—	$—
Issuance of common stock in connection with contingent consideration	$847	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Voting Common Stock		Non-voting Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2021	61,078,813	$898,291	58,367,961	$6	4,612,450	$0	—	$—	—	$(807,486)	$(11)	$(807,491)
Issuance of Series G-3 Preferred Stock, net of stock issuance costs of $301	1,614,114	92,199	—	—	—	—	—	—	—	—	—	—
Impact of adoption of Topic 842	—	—	—	—	—	—	—	—	—	271	—	271
Accretion of convertible preferred stock to redemption value	—	301	—	—	—	—	—	—	(301)	—	—	(301)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	29	29
Dividends	—	35,352	—	—	—	—	—	—	301	(41,276)	—	(40,975)
Non-voting common stock issued in connection with contingent consideration	—	—	—	—	145,466	0	—	—	4,304	—	—	4,304
Non-voting common stock issued in connection with contingent consideration	—	—	—	—	174,499	0	—	—	4,947	—	—	4,947
Net loss	—	—	—	—	—	—	—	—	—	(289,811)	—	(289,811)
Balance at December 31, 2022	62,692,927	$1,026,143	58,367,961	$6	4,932,415	$0	—	$—	$9,251	$(1,138,302)	$18	$(1,129,027)
Issuance of Series G-3 Preferred Stock	47,781	2,738	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock, net of stock issuance costs of $4,338	785,245	40,662	—	—	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	4,338	—	—	—	—	—	—	(4,338)	—	—	(4,338)
Foreign currency translation adjustment	—	-	—	—	—	—	—	—	—	—	(13)	(13)
Dividends	—	31,662	—	—	—	—	—	—	—	(44,497)	—	(44,497)
Repurchase of Non-voting Common Stock	—	—	—	—	—	—	(145,466)	(3,602)	—	—	—	(3,602)
Common stock issued in connection with business combination	—	—	—	—	273,387	0	—	—	9,209	—	—	9,209
Issuance of warrant									4,223			4,223
Net loss	—	—	—	—	—	—	—	—	—	(214,118)	—	(214,118)
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	5,205,802	$0	(145,466)	$(3,602)	$18,345	$(1,396,917)	$5	$(1,382,163)

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Issuance of common stock in connection with contingent consideration	—	—	19,620	0	—	—	—	—			847			847
Stock option exercise	—	—	205,847	0	—	—	—	—			(0)			(0)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	10,228,430	1	—	—	—	—	—	—	(70,001)	—	—	(70,000)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	534,138	—	—	534,138
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	89	89
Net loss	—	—	—	—	—	—	—	—	—	—	—	(705,809)	—	(705,809)
Balance at December 31, 2024	—	$—	157,076,972	$16	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,210,664	$(2,150,834)	$94	$56,339

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
DESCRIPTION OF BUSINESS

Company Information

Tempus AI, Inc., together with the subsidiaries through which it conducts business (the “Company” or "Tempus"), is a healthcare technology company focused on bringing artificial intelligence and machine learning to healthcare in order to improve the care of patients across multiple diseases. The Company combines the results of laboratory tests with other multimodal datasets to improve patient care by supporting all parties in the healthcare ecosystem, including physicians, researchers, payers, and pharmaceutical companies. The Company primarily derives revenue from selling comprehensive genetic testing to physicians and large academic research institutions, licensing data to third parties, matching patients to clinical trials, and related services.

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

The restricted stock units (“RSUs”) granted to employees pursuant to the Company’s 2015 Stock Plan (the "2015 Plan") are subject to two vesting conditions. The first is a time-based component. The second vesting condition is the occurrence of a liquidity event. The liquidity event condition related to these awards was satisfied upon the IPO and, as a result, the Company recognized $488.3 million of stock-based compensation expense for the three months ended June 30, 2024. In connection with the IPO, the Company settled an aggregate of 4,568,291 fully vested RSUs (the “IPO Settled RSUs”). To meet the related tax withholding requirements, the Company withheld 1,911,316 shares from the 4,563,164 shares of Class A common stock issuable upon settlement of the IPO Settled RSUs. Based on the public offering price of $37.00 per share, the tax withholding obligation was $70.8 million.

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

Segment Information

The Company operates as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statements of operations and comprehensive loss. The CODM uses consolidated net loss to evaluate income generated from segment assets. Net loss is used to monitor budget versus actual results.

Outside of the expenses reported on the consolidated statements of operations and comprehensive loss, the CODM regularly reviews personnel costs and cloud costs within selling, general, and administrative expenses, which the Company has identified as significant segment expenses.

The following summarizes the significant segment expenses reconciled to total selling, general and administrative expenses shown on the consolidated statements of operations and comprehensive loss. Other selling, general, and administrative expenses include facilities, professional fees, marketing, travel and entertainment, depreciation and amortization, and stock-based compensation (see Note 11).

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative payroll	162,194	135,466	115,794
Cloud and software	95,401	85,709	63,271
Other selling, general and administrative	497,756	75,585	54,312
Selling, general and administrative	755,351	296,760	233,377

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Tempus AI, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries. Investments in unconsolidated entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for under the cost method of accounting.

The Company believes that its existing cash and cash equivalents and marketable equity securities at December 31, 2024 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates are related to revenue, accounts receivable, stock-based compensation, operating lease liabilities, and the useful lives of property, equipment and intangible assets. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to a letter of credit with a financial institution in connection with an equipment lease. The Company had $0.9 million and $0.8 million of restricted cash as of December 31, 2024 and 2023, respectively.

Accounts Receivable and Allowances

Accounts receivable primarily represents the net cash due from the Company’s customers, including payors, pharmaceutical companies, and research institutions. Payments of accounts receivable are allocated to the specific invoices identified on the remittance advice. Accounts receivables are reported at their gross outstanding balance reduced by an allowance for doubtful accounts and contractual allowance. The allowance for doubtful accounts is based on the age of an invoice, historical payment trends, as well as forward looking data and current economic trends. The Company had an allowance for doubtful accounts of $1.1 million as of both December 31, 2024 and 2023.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and accounts receivable. The Company maintains cash balances that may exceed the insured limits by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash.

The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral, and a limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date.Allowances are maintained for potential credit losses.

There were no customers that represented a significant portion of the Company's revenues for the years ended December 31, 2024, 2023 and 2022, respectively. One customer accounted for approximately $11.2 million or 11.9%, of accounts receivable as of December 31, 2023. The amount due from this customer was not material as of December 31, 2024.

Inventories

Inventories, consisting of supplies and consumables used in the lab, are accounted for using the first-in, first-out method of accounting and are valued at the lower of cost or net realizable value. The Company periodically reviews inventory for excess or obsolescence and writes-down obsolete or otherwise un-usable inventory to its estimated net realizable value. Amounts written-down due to obsolete inventory are charged to cost of revenues. As of December 31, 2024, the Company had approximately $36.9 million of inventory and $1.5 million of inventory in process in the labs. As of December 31, 2023, the Company had approximately $27.3 million of inventory and $1.5 million of inventory in process in the labs.

The Company relies on a sole supplier for certain laboratory materials and equipment. Purchases from this supplier accounted for approximately 39%, 33% and 35% of total vendor payments for the years ended December 31, 2024, 2023 and 2022, respectively. Amounts due to this vendor approximated $18.2 million and $11.8 million at December 31, 2024 and 2023, respectively.

Prepaid expenses and Other Current Assets

Prepaid assets are recorded when paid and consistent primarily of prepayments for insurance, medical, software subscriptions, and cloud storage service. Prepaid expenses are amortized into expense over the related service period. Other current assets included in this line are primarily related to the short-term portion of the Company’s warrant asset and other receivables. Prepaid expenses and other current assets totaled $26.1 million and $17.3 million at December 31, 2024 and 2023, respectively.

Marketable Equity Securities

The Company holds marketable equity securities, all of which are publicly traded shares of common stock, which have quoted prices in active markets and are classified as short-term. The Company’s investment in marketable equity securities does not give the Company the ability to control or exercise significant influence over the investee. Marketable equity securities are recorded at fair value. The Company’s marketable equity securities totaled $107.3 million and $31.8 million as of December 31, 2024 and 2023, respectively. See Note 15, "Fair Value Measurements and Marketable Equity Securities" for further information. Changes in fair value are recorded in earnings within Other income (expense), net on the consolidated statements of operations and comprehensive loss.

Long-Lived Assets

Property and Equipment and Intangibles

Property and equipment are stated at cost and assets under finance leases are stated at the lesser of the present value of minimum lease payments or their fair market value. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets. Generally, the useful lives are three years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated useful life of the asset. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method, which approximates the pattern of usage, over their economic life, generally five to seven years. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 4, “Balance Sheet Components” for additional information about these assets.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of a long-lived asset exceeds its fair value. Any loss would be recognized in loss from operations in the period in which the determination is made. The Company recognized an impairment charge related to long-lived assets during the year ended December 31, 2023. See Note 5, “Goodwill and Intangibles” for additional information. There were no impairment charges recognized related to long-lived assets during the years ended December 31, 2024 and December 31, 2022.

Goodwill

Goodwill consists of the excess purchase price over the fair value of net assets acquired in business combinations. The Company conducts a test for the impairment of goodwill on at least an annual basis as of October 1st or sooner if indicators of impairment arise. The Company first assesses qualitative factors to determine whether it is more likely than not that goodwill is impaired. As part of the qualitative assessment, the Company evaluates factors including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance of its single reporting unit.

If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed.For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company recorded no impairment loss during the years ended December 31, 2024, 2023 and 2022.

Equity Method Investments

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

Term Loan

The Company’s outstanding term loan (see Note 12) is accounted for in accordance with ASC 470. The original issue discount and deferred financing fees are amortized into interest expense within the consolidated statements of operations using the straight-line method over the term of the underlying debt, and unamortized amounts are presented net of the principal balance within long-term debt in the consolidated balance sheets.

Convertible Note

The Company’s outstanding promissory note (see Note 12) is accounted for in accordance with ASC 470. The Company determined the embedded conversion options, redemption features,and acceleration of repayment upon default are not required to be separately accounted for as derivatives under ASC 815 because they were either determined to be clearly and closely related to the host instrument or the Company has concluded that no value would be associated with the related feature based on the circumstances associated with the note's issuance.

Leases

The Company determines whether an arrangement is or contains a lease at inception, and all significant lease arrangements are recognized at lease commencement. The majority of the Company’s leases are operating leases and are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, less current portion on the consolidated balance sheets. Finance leases are included in finance lease right-of-use, or ROU, assets, finance lease liabilities, and finance lease liabilities, less current portion on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and operating and finance lease liabilities are recognized at commencement based on the present value of fixed payments not yet paid over the remaining lease term discounted using the Company’s incremental borrowing rate. ROU assets also include any lease payments made at or before the lease commencement date, less lease incentives received and deferred rent. As the Company’s leases do not provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would have to pay on a collateralized basis over a similar term as the lease.

The Company has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. Variable lease payments are presented as rent expense in the period in which they are incurred and consist primarily of our proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of twelve months or less, and lease expense is recognized on a straight-line basis over the term of the short-term lease. The Company records rent expense in its consolidated statements of operations and comprehensive loss on a straight-line basis over the term of the lease and records variable lease payments as incurred. The Company’s lease terms may include options to extend or terminate the lease, which the Company includes in calculating the operating lease liabilities if it is reasonably certain that the Company will exercise the option. As of December 31, 2024, the Company’s lease liabilities did not include any options to extend or terminate any of its leases.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on Genomics and Data and services on the consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Genomics

The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $451.7 million, $363.0 million and $198.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. During the year ended December 31, 2023, the Company recognized $12.2 million from cash collections in excess of revenue recognized in prior years, primarily as a result of achieving a higher success rate on appeals than estimated. During the year ended December 31, 2024, the amount recognized from cash collections in excess of revenue recognized in prior years was not material. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $409.4 million, $328.4 million and $157.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $42.3 million, $34.6 million and $40.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company recognized revenue from Insights products of $186.8 million, $117.6 million and $88.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company recognized revenue from Trials products of $42.4 million, $45.6 million and $31.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and services revenue from pharmaceutical companies, non-for-profits, and researchers of $241.6 million, $168.8 million and $122.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $202.8 million as of December 31, 2024, of which the Company expects to recognize approximately 49% as revenue over the next year, and the remaining 36% and 15% of its remaining performance obligations as revenue in years two and three, respectively.

Warrant Liability

The Company issued a warrant to its customer AstraZeneca in conjunction with the signing of a November 2021 MSA. The warrant to purchase up to $100 million in shares of the Company’s Class A common stock is a freestanding financial instrument classified as noncurrent liability on the Company’s consolidated balance sheets. Warrants are accounted for as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480,Distinguishing Liabilities from Equity (“ASC 480”). The fair value of the warrant liability is measured each reporting period and any change in fair value of the warrant liability is recorded in Other income (expense), net within the consolidated statements of operations. The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024. As a result, the Company recognized a $76.9 million gain in Other income (expense), net related to write down the warrant liability to $0. See Note 15 for further information.

Warrant Asset

As consideration for the Company’s obligations to Personalis under a Commercialization and Reference Laboratory Agreement signed in November 2023, Personalis issued certain warrants to the Company to purchase up to an aggregate of 9,218,800 shares of Personalis’ common stock, up to 4,609,400 shares of which are exercisable for cash at any time prior to December 31, 2024 at an exercise price of $1.50 per share, and up to 4,609,400 shares of which are exercisable for cash at any time prior to December 31, 2025 at an exercise price of $2.50 per share. In August 2024, the Company exercised the warrants in full at their respective exercise prices for an aggregate of 9,218,800 shares of Personalis common stock at an aggregate purchase price of $18.4 million. See Note 15 for further information. The fair value of the warrant asset is measured each reporting period, and any change in fair value is recorded in Other income (expense), net within the consolidated statements of operations.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of December 31, 2024 and 2023 included contract assets of $4.1 million and $2.4 million, respectively.

During the fourth quarter of 2021, and in conjunction with the signing of a November 2021 Master Services Agreement (“the MSA”) with customer AstraZeneca AB (“AstraZeneca”), the Company recognized a contract asset for consideration payable concurrent with the issuance of the common stock warrant in accordance with ASC 606. The contract asset was initially measured equal to the initial fair value of the warrant liability based on the authoritative guidance under FASB ASC 718 Compensation—Stock Compensation. As revenue is recognized over the period of the contractual commitment of the MSA, the associated contract asset amortization is recorded as reduction of revenue. At each reporting period, the short-term portion of the warrant asset is adjusted based on the financial commitment and reclassified to Prepaid expenses and other current assets. The warrant was terminated for no consideration on December 31, 2024. In accordance with ASC 606, the Company recognized $16.3 million in Data and services revenue to reverse historical warrant contract asset amortization, of which $11.5 million was recorded as contra revenue in prior periods. Additionally, the Company recognized expense of $37.8 million in Other income (expense), net to reverse the warrant contract asset balance as of December 31, 2024.

The following summarizes the warrant contract asset presentation as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$—	$4,843
Warrant contract asset, less current portion	—	21,499
Total warrant contract asset	$—	$26,342

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024 and November 2024. The Company will pay up to $12.0 million to Personalis over three years as certain milestones are met, $9.0 million of which has been paid as of December 31, 2024. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of December 31, 2024 and 2023, there was $3.0 million and $0.1 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $69.5 million, $43.5 million and $13.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Cost of Revenue, Genomics

Cost of revenue for Genomics consists of personnel lab expenses, including salaries, bonuses, employee benefits, amortization of intangible assets, cost of laboratory supplies and consumables, depreciation of laboratory equipment, shipping costs, third-party laboratory costs, and certain allocated overhead expenses. Costs associated with performing the Company’s tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to that test.

Cost of Revenue, Data and services

Cost of revenue for Data and services includes data acquisition and royalty fees, and personnel costs related to our delivery of our data services and platform, and certain allocated overhead expenses. Costs associated with performing data services are recorded as incurred.

Technology Research and Development

Technology research and development expense primarily includes personnel costs incurred related to the research and development of the Company’s technology platform and applications and the research and development of new products which the Company hopes to bring to the market. Technology research and development costs are expensed as incurred.

Research and Development

Research and development expenses include costs incurred to develop new assays and algorithms, and include salaries and benefits, amortization of intangible assets, inventory costs, overhead costs, validation costs, contract services and other related costs. Research and development costs are expensed as incurred.

401(k) Plan

The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the years ended December 31, 2024, 2023 and 2022, the Company did not match any employee contributions.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized based on differences between the basis of assets and liabilities for financial reporting and income tax purposes and are measured using enacted rates. The differences relate primarily to timing of deductibility of certain expenses and the estimated future effects of net operating loss carryforwards. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e., offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carry forwards.

In assessing whether a valuation allowance is required, significant weight is given to evidence that can be objectively verified. The Company has evaluated its DTAs in each reporting period, including an assessment of its cumulative income or loss, to determine if a valuation allowance was required. After a review of the four sources of taxable income described above, the Company established a valuation allowance against the Company’s net deferred tax assets due to uncertainty surrounding the Company’s ability to generate future taxable income to realize these assets.

As of December 31, 2024, the Company had tax effected federal and state net operating loss (“NOL”) carryforward of approximately $257.0 million and $51.7 million, respectively, which may be available to offset future taxable income. The NOLs will begin to expire in 2037.

The Company evaluates tax positions under an approach for recognition and measurement of uncertain tax positions. The Company recognizes tax liabilities when the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is more likely than not of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrue liabilities for potential tax assessments are included in income tax expense.

The Company has concluded that as of December 31, 2024 and 2023, there are no uncertain positions taken or expected to be taken that would require recognition of a liability in the financial statements.

The Company is subject to routine audits by taxing jurisdictions. As of December 31, 2024, the Company was not under audit in any jurisdiction.

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

Stock-Based Compensation

Compensation expense relating to share-based payments is recognized in operations using a fair value measurement method. Under the fair value method, the estimated fair value of awards is charged to operations on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes forfeitures as they occur. See Note 11 for further information on stock-based compensation.

Fair Value Measurements

Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.

To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs in valuation methodologies used to measure fair value:

Level 1—Measurements that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Measurements that include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Fair value measurements are discussed further in Note 15.

It is the Company’s policy, in general, to measure nonfinancial assets and liabilities at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment) which, if material, are disclosed in the accompanying notes to these consolidated financial statements.

Classification and Accretion of Convertible Preferred Stock

The Company’s Series A, B, B-1, B-2, C, D, E, F, G, G-2, G-3, G-4, and G-5 convertible preferred stock were classified outside of stockholders’ equity (deficit) because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, is not solely within the control of the Company.

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars (USD) using period-end exchange rates while revenues and expenses are translated at the average exchange rate for the period presented. Gains or losses from balance sheet translation are the only component of accumulated other comprehensive loss in the consolidated balance sheet.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which provides enhanced disclosures about significant segment expenses. The standard also enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted the year-end disclosure requirements as of December 31, 2024. The adoption of the standard did not have a material impact on the Company's financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” ASU 2023-09 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect this ASU to have a material impact on the Company's disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2025 on a prospective basis.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026 as well as interim periods beginning after December 15, 2027 and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures.

3.
BUSINESS COMBINATIONS

SEngine

On October 3, 2023, the Company acquired all of the issued and outstanding interests of SEngine Precision Medicine LLC (“SEngine”), a Delaware limited liability company. The acquisition gives the Company access to SEngine’s meaningful organoid repository, advanced bioinformatics capabilities, and PARIS test platform.

The acquisition resulted in goodwill of $9.6 million. The aggregate acquisition date fair value of consideration for the SEngine acquisition totaled $9.9 million. Consideration consisted of $2.8 million of cash and $6.3 million of non-voting common stock. The transaction also includes contingent consideration of up to 35,000 additional shares of non-voting common stock if a liquidity event is completed prior to December 31, 2027. The contingent consideration liability is remeasured at fair value in each period following the closing within selling, general and administrative expense. In accordance with the terms of the agreement, $1.4 million in equity was held back and is payable on October 3, 2024, which is net of a net working capital adjustment less than $0.1 million. The Company issued 429 shares of non-voting common stock to the selling corporation in February 2024 related to the net working capital adjustment. In December 2024, the Company issued 19,620 shares of Class A common stock as payment of the contingent consideration. As of December 31, 2024, no other amounts are due under the contingent consideration or holdback agreements.

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

Highline

On January 4, 2022, the Company entered into a Unit Purchase Agreement with Highline Consulting, LLC ("Highline"), a California limited liability company, Highline Consulting Parent, LLC, and the unitholders of Highline (collectively, the "Sellers"), pursuant to which the Company acquired all of the issued and outstanding interests of Highline, which transaction is referred to as the "Highline Acquisition". Highline manages and executes on early and late-stage clinical trials, applying a customized approach to each study. Highline's capabilities and expertise will help support and grow new and established business lines within Tempus, allowing the Company to vertically integrate more clinical trial services when appropriate to complement its existing CRO partnerships. Highline revenue will be included within Data and services revenue in the Company's consolidated financial statements. The Company subsequently renamed Highline as Tempus Compass, LLC.

The Company acquired Highline for a purchase price of $35.5 million. In addition, following the closing, the Sellers will be entitled to receive contingent consideration from the Company in an aggregate amount of up to $5.0 million, payable in a combination of cash and shares of the Company's Class A common stock, contingent upon certain individual Sellers remaining employed by the Company as of the first and second anniversary of the closing. The contingent payments will be recorded pro rata over the two years following the closing within selling, general and administrative expense. In addition, the Company established a retention bonus pool of restricted stock units with an aggregate value of $4.0 million to be allocated among Highline employees retained by the Company. The retention bonus pool will be recorded as compensation expense over the requisite service period.

The Company incurred an insignificant amount of transaction costs related to the Highline Acquisition, which were recorded within Selling, general and administrative expense in the consolidated statement of operations.

The aggregate acquisition date fair value of consideration for the Highline Acquisition totaled $35.0 million, net of cash acquired of $3.6 million and net working capital deficiency of $0.5 million.

The following table summarizes the allocation of the aggregate purchase price of the Highline Acquisition (in thousands):

Cash	$3,601
Accounts receivable	1,743
Prepaid expenses and other current assets	778
Accounts payable	(1,124)
Accrued expenses	(31)
Other current liabilities	(3,129)
Fair value of identifiable net assets acquired	1,838

Goodwill	26,062
Trade names	8,000
Customer relationships	2,750
Net intangible assets	36,812

Total Acquisition Price	$38,650

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of the acquired company and expected growth from vertical integration of Highline's clinical trial services. As the Highline Acquisition was a stock purchase, the related goodwill created as a result of the acquisition is not deductible for tax purposes.The trade names and customer relationships intangible assets were established with seven year and three year remaining useful lives, respectively.

AKESOgen

On December 9, 2019, in accordance with a stock purchase agreement, the Company purchased 100% of the issued and outstanding shares of capital stock of AKESOgen for $30.3 million, with an adjustment for working capital. The transaction included a contingent consideration arrangement to transfer shares of non-voting common stock to the former owners with an acquisition date fair value of $3.4 million, which the Company recognized under long-term liabilities. The consideration was to be paid out based on AKESOgen's 2020 revenue, with a maximum payout of 726,979 shares of non-voting common stock. On May 19, 2021, the Company entered into a settlement agreement with the former owners of AKESOgen related to the contingent consideration, whereby $7.5 million was paid in cash and 145,466 shares of non-voting common stock were issued on December 9, 2022 and subsequently repurchased by the Company in January 2023.

4.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$110,011	$91,656
Leasehold improvements	46,809	42,433
Furniture and fixtures	6,633	6,633
Total property and equipment, gross	163,453	140,722
Less: accumulated depreciation	(105,397)	(79,041)
Property and equipment, net	$58,056	$61,681

Depreciation expense on property and equipment is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue, genomics	$13,966	$12,961	$8,190
Cost of revenue, data and services	172	—	—
Research and development	—	—	1,371
Selling, general and administrative costs	12,218	8,318	7,133
Total depreciation	$26,356	$21,279	$16,694

Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023, consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued compensation and employee benefits	$24,767	$21,950
Accrued expenses	51,147	37,783
Accrued employer payroll tax related to stock-based compensation	24,439	—
Accrued cloud storage costs	21,394	13,921
Interest payable	8,660	8,863
Total accrued expenses	$130,407	$82,517

5.
GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. As disclosed in Note 2, Goodwill is tested for impairment at least annually as of October 1st. The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows (in thousands):

Balance as of December 31, 2022	$53,100
Goodwill related to business combinations	$20,249
Foreign exchange rate adjustment	5
Balance as of December 31, 2023	$73,354
Foreign exchange rate adjustment	(11)
Balance as of December 31, 2024	$73,343

There was no goodwill impairment for the years ended December 31, 2024, 2023 and 2022.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.7 million, $3.8 million and $2.1 million, respectively, in licensed data related to de-identified data obtained through various agreements.

In January 2023, the Company amended a data licensing agreement, which reduced the future data license payments the Company owes in exchange for waiving exclusivity rights on the licensed data. The Company remeasured the related licensed data intangible asset to fair value, which resulted in an impairment of $7.4 million recorded in Research and development during the year ended December 31, 2023. A $7.9 million gain resulting from the related reduction of future data license payments was also recorded in Research and development during the year ended December 31, 2023. The impairment resulted in a reduction of $40.1 million and $32.7 million to gross intangible assets and accumulated amortization, respectively. There were no impairment charges recognized related to intangible assets during the year ended December 31, 2024.

The following table summarizes intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$20,550	$15,606	$4,944	$20,550	$12,219	$8,331
Licensed data	20,010	17,828	2,182	19,321	11,469	7,852
Website domain	19	—	19	19	—	19
Trade names	8,000	3,429	4,571	8,000	2,286	5,714
	$48,579	$36,863	$11,716	$47,890	$25,974	$21,916

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $10.9 million, $11.9 million and $13.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of December 31, 2024, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2025	$4,784
2026	4,480
2027	1,290
2028	1,143
2029 and thereafter	—
Total	$11,697

6.
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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of December 31, 2024, the carrying value of the investment in SB Tempus was $91.5 million. The Company's share of losses from SB Tempus are recorded in losses from equity method investments.

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

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income (expense), net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For the year ended December 31, 2024, the Company recognized $8.0 million related to the IP License Agreement.

7.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the years ended December 31, 2024, 2023 and 2022, the Company recognized data licensing and cloud computing expenses of $40.6 million, $33.7 million and $31.1 million, respectively, related to non-cancelable arrangements.

As of December 31, 2024, future payments under these contractual obligations were as follows (in thousands):

2025	$43,080
2026	26,008
2027	3,829
2028 and thereafter	—
Total purchase obligations	72,917
Less: Current portion of purchase obligations	43,080
Total long-term purchase obligations	$29,837

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the years ended December 31, 2024, 2023 and 2022.

8.
LEASES

The Company has entered into various non-cancelable operating lease agreements, primarily for the rent of office and lab space, with expirations at various dates through 2032. The Company has also acquired portions of its equipment under finance lease arrangements, formerly referred to as capital leases under ASC 840, with expirations between 2022 and 2023. Lease cost is recognized on a straight-line basis over the lease term. Variable lease costs, which include items such as real estate taxes, common area maintenance, utilities, and storage are not included in the calculation of the right-of-use assets and are recognized as incurred.

The components of total lease costs for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$6,047	$6,760	$6,426
Variable lease cost	6,067	4,641	4,732
Short-term lease costs	688	441	139
Sublease income	(90)	(52)	(191)
Finance lease cost
Amortization of right-of-use assets	—	283	381
Interest on lease liabilities	—	5	21
Total lease costs	$12,712	$12,078	$11,508

Lease term and discount rate as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.1	5.9
Weighted-average discount rate
Operating leases	6.8%	6.9%

As of December 31, 2024, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2025	$8,446
2026	7,158
2027	7,254
2028	7,596
2029	4,324
Thereafter	4,211
Total minimum lease payments	38,989
Less: Amount representing interest	6,331
Present value of net minimum lease payments	32,658
Less: Current portion of lease liabilities	6,459
Total long-term lease liabilities	$26,199

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

Class A common stock and Class B common stock are collectively referred to as “Common Stock” throughout the notes to these consolidated financial statements unless otherwise noted.

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

The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024. See Note 15 for further information.

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

10.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 2022, the Company issued 1,614,114 shares of Series G-3 convertible preferred stock ("Series G-3 Preferred") for aggregate proceeds of $92.5 million. Each share has a par value of $0.0001. The Company will use the proceeds for working capital and general corporate purposes.

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

* Excludes amounts related to the conversion of convertible note

** Excludes amounts related to embedded conversion features

11.
STOCK-BASED COMPENSATION

2015 Stock Plan

In 2015, the Company adopted the 2015 Plan, which has been amended and restated numerous times to increase the aggregate shares authorized to be issued to employees, consultants, and directors of the Company. As of December 31, 2023, there were 28,115,750 shares authorized under the 2015 Plan.

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

On July 18, 2023, the Company approved the removal of the market condition for 5,898,596 outstanding PSUs. The Company accounted for this as a stock compensation modification. Subsequent to the modification, these units are treated as RSUs as the terms are consistent with the Company's existing RSUs. The modification resulted in a decrease in total unrecognized compensation cost of $19.3 million.

After the IPO, no further grants will be made under the 2015 Stock Plan.

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based awards (“PSUs”) and other awards. The maximum number of shares of Class A common stock that may be issued under the 2024 Plan is 7,430,000 shares of the Company’s Class A common stock and will automatically increase on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares.

Restricted Stock Units

The majority of RSUs vest over a period of three to five years, with a cliff vest after one year and ratable quarterly vesting thereafter. RSUs granted prior to the IPO were also subject to liquidity event vesting condition, as defined in the grant agreement, which was satisfied in connection with the IPO.

The table below summarizes restricted stock unit activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2023	20,788,500	$26.47
Granted	4,020,190	$39.75
Vested and settled	(12,143,140)	$19.95
Vested and not yet settled	(4,772,362)	$37.87
Forfeited	(871,838)	$35.97
Expired	(147,376)	$0.28
Unvested at December 31, 2024	6,873,974	$38.23

Stock-based compensation is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues, genomics	$13,625	$—	$—
Cost of revenues, data and services	8,530	—	—
Technology research and development	58,473	—	—
Research and development	47,638	—	—
Selling, general and administrative	405,872	—	—
Total stock-based compensation	$534,138	$—	$—

As of December 31, 2024, there was $151.6 million of unrecognized stock compensation expense relating to RSUs, respectively.

Stock Options

Options granted pursuant to the Plan vest on varying schedules, based upon individual agreements. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated life for the stock options was based on the term of the agreement. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

	Number of Options	Exercise Price Ranges	Weighted-Average Exercise Price
Outstanding at December 31, 2023	210,000	$0.85	$0.85
Granted	—	$—	$—
Exercised	(210,000)	$0.85	$0.85
Forfeited	—	$—	$—
Outstanding at December 31, 2024	—	$—	$—
Options exercisable at December 31, 2024	—	$—	$—

The 210,000 stock options were exercised in 2024. The Company issued 205,847 shares of Class A common stock upon the net exercise of the stock option. The outstanding stock options were fully expensed prior to 2020. As such, no stock compensation expense relating to stock options was recorded in the years ended December 31, 2024, 2023 and 2022.

Restricted Stock Awards

The Company has previously granted restricted stock awards to employees. Compensation expense on those awards was recognized on a straight-line basis over the requisite service periods of the awards, typically three to four years.

	Restricted	Unrestricted	Total	Weighted - Average Grant Date Fair Value
Balance at December 31, 2023	—	4,250,000	4,250,000	$0.42
Converted into Class A voting common stock	—	(4,250,000)	(4,250,000)	$0.42
Balance at December 31, 2024	—	—	—	$—

No compensation cost was recognized for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In addition, the Term Loan Facility contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve-month period ending on the last day of each fiscal quarter. Minimum consolidated revenues increase each quarter. For the years ended December 31, 2025 and thereafter, the Company is required to generate consolidated revenues of $594.1 million. The Company was in compliance with all covenants of the Credit Agreement as of December 31, 2024.

All obligations under the Term Loan Facility are guaranteed by the Company and secured by substantially all of the assets of the Company.

The original issue discount of $6.5 million and deferred financing fees of $2.6 million are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of December 31, 2024 and 2023, the unamortized original issue discount was $3.8 million and $5.1 million, respectively, and the unamortized deferred financing fees were $1.4 million and $1.9 million, respectively.

Through December 31, 2024, the Company has not made any principal repayments on the Term Loan Facility.

The Company recognized interest expense of $36.6 million, $28.9 million and $5.1 million related to the Term Loan Facility, which represented an effective interest rate of 13.6%, 13.2% and 2.9% during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The amended and restated Note, or the Amended Note, has a principal amount of $250.0 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by the Company. The Company accounts for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its consolidated statements of operations and comprehensive loss. The outstanding principal and accrued interest under the Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) March 22, 2026, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by the Company of its Google Cloud Platform agreement. The Company generally may not prepay the Outstanding Amount, except that the Company may, at its option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

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

The Company concluded that one of the conversion features meets the definition of an embedded derivative that is required to be accounted for as a separate unit of accounting. The fair value of the embedded derivative is not material and was therefore not bifurcated. As such, upon issuance of the Note the Company recorded a promissory note of $330.0 million. The company recognized interest expense of $15.1 million, $15.8 million and $16.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. Accrued interest on the Amended Note is recorded as Interest Payable within long-term liabilities on the consolidated balance sheet.

13.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the years ended December 31, 2024, 2023 and 2022, respectively, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(705,809)	$(214,118)	$(289,811)
Accretion of convertible preferred stock to redemption value	—	(4,338)	(301)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	(39,347)	(44,497)	(40,975)
Cumulative undeclared dividends on Series C preferred shares	(1,174)	(3,011)	(2,841)
Net loss attributable to common stockholders	$(746,330)	$(265,964)	$(333,928)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,849	63,306	63,032
Net loss per share attributable to common stockholders, basic and diluted	$(6.23)	$(4.20)	$(5.30)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. As disclosed in Note 9, the Company issued a warrant for $100 million in shares of the Company’s Class A common stock. As per the terms of the warrant, potentially dilutive shares are based on the latest equity financing price. The warrant was terminated for no consideration on December 31, 2024.

	As of December 31,
	2024	2023	2022
Stock options outstanding	—	210,000	210,000
Convertible preferred stock	—	63,525,953	62,692,927
AstraZeneca warrant	—	1,744,991	1,744,991
Mpirik holdback liability	—	8,724	—
SEngine holdback liability	—	41,436	—
Unvested RSUs	6,873,974	—	—
Allen & Company warrant	—	150,000	—
Total potentially dilutive shares	6,873,974	65,681,104	64,647,918

As disclosed in Note 11, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As such, as of December 31, 2023 and 2022, these are treated as contingently issuable shares and are excluded from potentially dilutive shares as the liquidity event performance condition was not yet satisfied. As the liquidity event performance condition was satisfied upon completion of the IPO, as of December 31, 2024, these shares are included in potentially dilutive shares.

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

14.
INCOME TAXES

Deferred income taxes consist of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Deferred Income Tax Assets
Net Operating Loss Carryforwards	$308,669	$195,378
IRC §163(j) Interest Expense Limitation Carryover	29,239	18,785
Lease Liability	7,997	9,496
Research and Development	118,649	68,411
Excess of Tax Basis over Book Basis Fixed Assets	4,696	2,473
Deferred Revenue	19,708	10,457
Revenue Reserve Liability	2,812	3,748
Stock Compensation	26,441	40
Other	1,077	4,739
	$519,288	$313,527
Less Valuation Allowance	(503,071)	(297,294)
	$16,217	$16,233
Deferred Income Tax Liabilities
Unrealized Gain/Loss on Marketable Equity Securities	(3,878)	(2,420)
Right of Use Asset	(3,615)	(5,067)
Warrant Contract Asset	(7,697)	(7,513)
Other	(1,261)	(1,356)
	$(16,451)	$(16,356)
Net Deferred Income Tax Asset (Liability)	$(234)	$(123)

The provision for income taxes consists of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit)
Federal	$0	$—	$—
State	(33)	13	66
Foreign	188	152	—
Total	$155	$165	$66
Deferred tax expense (benefit)
Federal	(175,070)	(45,738)	(59,141)
State	(30,450)	(7,017)	(7,686)
Foreign	(146)	—	—
Total	(205,666)	(52,755)	(66,827)
Change in valuation allowance	205,777	52,878	66,827
Total income tax expense (benefit)	$266	$288	$66

The components of income before income taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(701,648)	$(213,522)	$(289,556)
Foreign	339	(243)	398

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Federal Statutory Tax Rate	21.00%	21.00%	21.00%
State Statutory Tax Rate	4.35%	3.28%	2.64%
Foreign	0.00%	(0.09%)	0.03%
Stock Compensation	5.60%	0.00%	0.00%
Officer Compensation	(1.46%)	0.00%	0.00%
Other Permanent Differences	(0.17%)	0.47%	(0.29%)
Other	(0.02%)	(0.06%)	(0.29%)
Change in Valuation Allowance	(29.34%)	(24.74%)	(23.11%)
Total	(0.04%)	(0.14%)	(0.02%)

Net change in valuation allowance as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation Allowance, beginning of year	$297,294	$244,064	$161,749
Charges	205,777	52,878	66,827
Purchase accounting adjustments	—	352	15,488
Valuation Allowance, end of year	$503,071	$297,294	$244,064

For the year ended December 31, 2024, the Company recognized stock-based compensation windfall of $46.0 million (tax-effected).

The Company’s income tax expense as recorded in the financial statements differs from the benefit computed by applying statutory tax rates to net loss before income taxes due to permanent differences related to the deductibility of certain expenses and the valuation allowance. Current income tax expense for the years ended December 31, 2024, 2023 and 2022, related to state and foreign expense was not material.

As of December 31, 2024 the Company had federal net operating loss (“NOL”) carry forwards of $257.0 million (tax effected) and state NOL carry forwards of approximately $51.7 million (tax effected), which may be available to offset future taxable income. The federal NOLs will begin to expire in 2037 and the state NOLs will begin to expire in 2028. A full valuation allowance has been recorded against the NOL carry forwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforwards, the U.S. federal statute of limitations remains open for tax year 2016 and onward and the Company continues to be subject to examination by the Internal Revenue Service for tax years 2016 and later. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2024 and 2023, there are no penalties or accrued interest recorded in the consolidated financial statements. The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized. The Company had no uncertain tax positions during the years ended December 31, 2024, 2023 and 2022.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2024, 2023 and 2022, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial on December 31, 2024 and 2023.

15.
FAIR VALUE MEASUREMENTS AND MARKETABLE EQUITY SECURITIES

Fair Value Measurements

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, finance lease obligations, minimum royalties, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of the finance lease obligations, and minimum royalties approximate fair value because the interest rates used fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

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

Contingent consideration—The Company was subject to a contingent consideration arrangement to make a cash payment in an aggregate value of $1.0 million, contingent upon Mpirik reaching a revenue target of $1.5 million for the twelve-month period ended December 31, 2023. See Note 3, Business Combinations, for further discussion of that acquisition.

The Company is also subject to a contingent consideration arrangement of 35,000 additional shares of non-voting common stock in connection with the SEngine acquisition, the amount of which is determined based on the per share price of the Company’s non-voting common stock in a liquidity event completed prior to December 31, 2027. The contingent consideration has an acquisition fair value date of $0.8 million. See Note 3, Business Combinations for further discussion of that acquisition.

Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in earnings within operating expense on the consolidated statements of operations and comprehensive loss. The Company used a risk-neutral simulation model and option pricing framework to value the contingent consideration. Prior to the IPO, the Company classified the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. Subsequent to the IPO completed in June 2024, the Company classified the contingent consideration arrangement of up to 35,000 additional shares of non-voting common stock as Level 1 as the shares are valued using a quoted market price.

Warrant asset—The Company received warrants from Personalis, which were exercised in August 2024. The warrant assets are measured at fair value each reporting period using a Black-Scholes option pricing model, which takes into consideration the price and volatility of Personalis Class A common stock. Changes in fair value are recorded in Other income (expense), net. For the year ended December 31, 2024, the Company recognized a gain of $18.3 million in Other income (expense), net due to the change in fair value of the warrant asset. The Company classified the warrant asset as Level 2 as they are valued using observable market prices of Personalis Class A common stock.

Warrant liability—As discussed in Note 9, the Company issued a $100 million warrant to AstraZeneca. The warrant liability is measured at fair value each reporting period, using a Black-Scholes option pricing model. The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the expected term. The warrant was terminated for no consideration on December 31, 2024. The Company recognized a net gain of $39.1 million in Other income (expense), net associated with the warrant termination, as a result of the gain recognized from the warrant liability and warrant contract asset termination.

The Term Loan Facility and the Note were not recorded at fair value. The fair values of the Term Loan Facility and the Note approximated their carrying values as of December 31, 2024 and 2023. Estimates of the fair values of the Term Loan Facility and the Note are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$107,309	$107,309	$—	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2023	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$31,807	$31,807	$—	$—
Warrant asset	$10,000	$—	$10,000	$—
Liabilities
Warrant liability	$34,500	$—	$—	$34,500
Contingent consideration	$775	$—	$—	$775

The following tables provide a reconciliation of the beginning and ending balances for the assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Warrant Liability	Contingent Consideration
Balance at December 31, 2023	$34,500	$775
Change in fair value of warrant liability	42,400	—
Change in fair value of contingent consideration	—	194
Transfer out of Level 3	—	(969)
Warrant termination	(76,900)	—
Balance at December 31, 2024	$—	$—

	Warrant Liability	Contingent Consideration
Balance at December 31, 2022	$42,500	$—
Contingent consideration from acquisitions	—	1,175
Change in fair value of warrant	(8,000)	—
Change in fair value of contingent consideration	—	(400)
Balance at December 31, 2023	$34,500	$775

	Warrant Liability	Contingent Consideration
Balance at December 31, 2021	$37,800	$8,005
Change in fair value of warrant liability	4,700	—
Change in fair value of contingent consideration	—	(3,701)
Settlement paid in non-voting common shares	—	(4,304)
Balance at December 31, 2022	$42,500	$—

For the year ended December 31, 2024, the Company recognized a loss of $42.4 million in Other income (expense), net due to the change in the fair value of warrant liability determined by Level 3 valuation techniques. For the year ended December 31, 2023, the Company recognized a gain of $0.4 million in Selling, general and administrative expense due to the change in fair value of contingent consideration and gains of $8.0 million due to changes in fair value of the warrant liability determined by Level 3 valuation techniques. For the year ended December 31, 2022, the Company recognized a gain of $3.7 million in selling, general and administrative expense due to the change in fair value of contingent consideration and $4.7 million in other income (expense), net due to the change in the fair value of warrant liability determined by level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares were received as payment of accounts receivable. During the year ended December 31, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 per share for aggregate proceeds of $23.1 million.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other income (expense), net on the consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains recorded during the years ended December 31, 2024, 2023 and 2022 that relate to marketable equity securities held as of December 31, 2024, 2023 and 2022, respectively (in thousands).

	Year Ended December 31,
	2024	2023	2022
Net gain during the period on marketable equity securities	$12,110	$9,807	$—
Less: Net gain recognized during the period on marketable equity securities sold during the period	(6,081)	—	—
Unrealized gain recognized during the period on marketable equity securities still held at the reporting date	$6,030	$9,807	$—

16.
RELATED PARTIES

In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively. The Company subleases a portion of office space to this related party on a month-to-month basis. Sublease income received from the related party was insignificant for the years ended December 31, 2024, 2023 and 2022.

Strategic Investment

On August 19, 2021, the Company entered into a related party arrangement with Pathos AI, Inc. (“Pathos”), which was subsequently amended on February 12, 2024, for the purpose of furthering the commercialization efforts of drug development. Tempus received a warrant to purchase 23,456,790 shares, or approximately 15% of the current outstanding equity in Pathos, for $0.0125 per share. The warrant will automatically exercise upon a change of control (as defined therein) or upon an IPO of Pathos’ securities. The Company also has an optional exercise election window during the last 10 days of the 20 year term of the warrant agreement. The master agreement provides for an initial term of five years, measured from February 2024, with a subsequent five-year renewal provision unless the agreement is terminated. Either party may terminate the agreement after the initial five-year term by prior written notice to the other party.

In addition, the Company has entered into various agreements with Pathos, encompassing access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $4.5 million, $0.7 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024 and 2023, there was no amount due to related parties. As of December 31, 2024 and 2023, the amount due from related parties was $4.3 million and less than $0.1 million, respectively.

17.
SUBSEQUENT EVENTS

Acquisition of Ambry Genetics Corporation

On November 4, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Realm IDX, Inc., a Delaware corporation (the “Seller”) and the Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor, pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of Ambry Genetics Corporation, a Delaware corporation ("Ambry"), a leader in genetic testing that aims to improve health by understanding the relationship between genetics and disease (the "Acquisition"). Pursuant to the terms of the Purchase Agreement, consideration for the Acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, plus the issuance of an aggregate of 4,843,136 shares of our Class A common stock (the "Stock Consideration").

The Company issued the Stock Consideration to the Seller on February 3, 2025 upon the closing of the Acquisition. Pursuant to the terms of the Purchase Agreement, 2,152,505 of the shares issued as Stock Consideration are subject to a lock-up for a period of one year following the closing date of the Acquisition. The shares issued to the Seller as Stock Consideration for the Acquisition have not been registered under the Securities Act, and were issued in reliance on an exemption from such registration. The Company is registering the resale of the shares issued as stock consideration as required by the registration rights contained in the Purchase Agreement.

On February 3, 2025 (the "Closing Date"), in conjunction with the closing of the Acquisition, the Company entered into a Third Amendment to the Credit Agreement with Ares (the "Amendment Agreement"), which established (i) $200.0 million in additional senior secured loan commitments (the "Third Amendment Term Loan Facility") and (ii) $100.0 million in priority revolving commitments (the "Priority ABL Facility"). The Company borrowed $200.0 million under the Third Amendment Term Loan Facility and $100.0 million under the Priority ABL Facility on the Closing Date to fund, in part, the consideration payable in connection with the Acquisition. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 though December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027.

Ambry is a leader in hereditary cancer screening. The Acquisition will provide the Company with expanded testing capabilities for inherited cancer risk. In addition, the Acquisition will complement the Company's strategy of using data to advance clinical and scientific innovation. Ambry's extensive product offerings will allow the Company to expand into new disease categories, including pediatrics, rare disease, immunology, women's reproductive health, and cardiology.

The Acquisition will be accounted for as a business combination under ASC 805. Due to the limited time since the closing, the initial accounting for the Acquisition is still in process. The remaining disclosures under ASC 805, Business Combinations, will be provided upon finalization of our preliminary purchase accounting. During the year ended December 31, 2024, the Company recognized acquisition-related costs of $2.7 million, which are reflected within Selling, general and administrative in the consolidated statements of operations and comprehensive loss.

Amendment to Convertible Promissory Note

On February 22, 2025, the Company amended its Amended Note with Google, under which the maturity date of the Amended Note was extended to December 31, 2030. In addition, the amendment provides the Company the option upon maturity to repay up to 50% of the outstanding principal and accrued interest balance in the Company's Class A common stock.

In connection with the amendment of the Amended Note, the Company also signed an addendum to its Google Cloud Master Agreement to extend the services thereunder for a period of five years. Consistent with the original agreement, the addendum provides for a cancellation fee of 20% of the total unsatisfied minimum commitment, and a portion of the annual spend will reduce the principal balance of the Amended Note. The addendum will increase the Company's future purchase obligations by $43.4 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

2025 Bonus Plan

On February 24, 2025, the compensation committee of our board of directors approved a bonus plan for fiscal year 2025, or the 2025 Bonus Plan, for certain of our employees, including James Rogers, our Chief Financial Officer, and Ryan Fukushima, our Chief Operating Officer. Under the 2025 Bonus Plan, Messrs. Rogers and Fukushima will each be eligible to receive an award under our 2024 Equity Incentive Plan, payable in either cash or fully vested RSUs, with a target value equal to 50% and 66.7% of base salary, respectively, subject to the Company’s achievement of pre-established performance goals.

Amendment to Convertible Promissory Note

On February 22, 2025, in connection with an addendum to our agreement for use of Google’s Google Cloud Platform, or the Amended Google Master Agreement, we amended the Amended Note, or the Second Amended Note. The Amended Google Master Agreement extends the services thereunder for a period of five years.

The Second Amended Note has a principal amount of $238.3 million, and bears interest at the rate set forth therein. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by us under the Amended Google Master Agreement.

The outstanding principal and accrued interest under the Second Amended Note, or the Outstanding Amount, is due and payable on the earlier of (1) December 31, 2030, which is the maturity date of the Second Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by us of the Amended Google Cloud Master Agreement. We generally may not prepay the Outstanding Amount, except that we may, at our option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

If the Second Amended Note is outstanding at the maturity date, Google may, at its option, convert the then outstanding principal amount and interest accrued under the Second Amended Note into a number of shares of Class A common stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty-day period ending immediately prior to the maturity date, or the Average Price. In addition, on the maturity date, the Company may, at its option, pay up to 50% of the Outstanding Amount, or the Equity Repayment Amount, by delivering a number of shares of Class A common stock equal to the quotient obtained by dividing (1) the Equity Repayment Amount by (2) the Average Price.

The Second Amended Note was, and any shares of Class A common stock issued upon conversion or repayment thereof will be, issued pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

The foregoing description of the terms of the Second Amended Note does not purport to be complete and is qualified in its entirety by reference to the Second Amended Note, a copy of which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct is publicly available on our website at investors.tempus.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Annual Report on Form 10-K. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, or our directors and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

(3)
Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42130	3.1	June 17, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42130	3.2	June 17, 2024

4.1	Specimen Class A Common Stock Certificate.	S-1/A	333-279558	4.1	June 5, 2024

4.2*	Description of Registrant’s Securities.

10.1	Twelfth Amended and Restated Investor Rights Agreement, dated April 30, 2024.	S-1	333-279558	10.1	May 20, 2024

10.2+	The Registrant’s Third Amended and Restated 2015 Stock Plan, as amended.	S-1	333-279558	10.2	May 20, 2024

10.3+	Forms of Grant Notices and Award Agreements under the Registrant’s Third Amended and Restated 2015 Stock Plan, as amended.	S-1	333-279558	10.3	May 20, 2024

10.4+	The Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.4	May 20, 2024

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.5	May 20, 2024

10.6+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.6	May 20, 2024

10.7+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-279558	10.7	May 20, 2024

10.8+	Employment Agreement, by and between the Registrant and Eric Lefkofsky, dated February 1, 2024.	S-1	333-279558	10.8	May 20, 2024

10.9+	Employment Agreement, by and between the Registrant and Erik Phelps, dated January 1, 2023.	S-1	333-279558	10.9	May 20, 2024

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

10.10+	Employment Agreement, by and between the Registrant and Ryan Fukushima, dated January 1, 2023.	S-1	333-279558	10.10	May 20, 2024

10.11+	Employment Agreement, by and between the Registrant and James Rogers, dated January 1, 2023.	S-1	333-279558	10.11	May 20, 2024

10.12+	Employment Agreement, by and between the Registrant and Andy Polovin, dated January 1, 2023.	S-1	333-279558	10.23	May 20, 2024

10.13#	Agreement of Lease, by and between the Registrant and EQC 600 West Chicago Property LLC, dated January 18, 2018, as amended.	S-1	333-279558	10.12	May 20, 2024

10.14†	Supply Agreement, by and between the Registrant and Illumina, Inc., dated June 29, 2021.	S-1	333-279558	10.13	May 20, 2024

10.15†*	Second Amended and Restated Convertible Promissory Note, by and between the Registrant and Google LLC, dated February 22, 2025.

10.16†	Amended and Restated Master Agreement, by and between the Registrant and Pathos AI, Inc., dated February 12, 2024.	S-1/A	333-279558	10.15	June 5, 2024

10.17†	Master Services Agreement, by and between the Registrant and AstraZeneca AB, dated November 17, 2021.	S-1	333-279558	10.16	May 20, 2024

10.18+	The Registrant’s 2024 Employee Stock Purchase Plan.	S-1	333-279558	10.17	May 20, 2024

10.19†	Strategic Collaboration Agreement, by and between the Registrant and Glaxosmithkline LLC, dated August 1, 2022.	S-1	333-279558	10.18	May 20, 2024

10.20#	Credit Agreement, by and among the Registrant, the lenders party thereto, Ares Capital Corporation and Ares Capital Management LLC, dated September 22, 2022.	S-1	333-279558	10.19	May 20, 2024

10.21#	Limited Waiver and First Amendment to Credit Agreement, by and among the Registrant, the loan party signatories and lenders party thereto, and Ares Capital Corporation as administrative agent, dated April 25, 2023.	S-1	333-279558	10.20	May 20, 2024

10.22#	Second Amendment to Credit Agreement, by and among the Registrant, the loan party signatories and lenders party thereto, and Ares Capital Corporation as administrative agent, dated October 11, 2023.	S-1	333-279558	10.21	May 20, 2024

10.23†	Master Agreement, by and between the Registrant and Recursion Pharmaceuticals, Inc., dated November 3, 2023.	S-1	333-279558	10.22	May 20, 2024

10.24†	Amendment to Master Services Agreement, by and between Registrant and AstraZeneca AB, dated October 29, 2022.	S-1	333-279558	10.24	May 20, 2024

10.25†	Second Amendment to Master Services Agreement, by and between Registrant and AstraZeneca UK Ltd, dated February 21, 2023.	S-1	333-279558	10.25	May 20, 2024

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

10.26†	Third Amendment to Master Services Agreement, by and between Registrant and AstraZeneca AB, dated December 18, 2023.	S-1	333-279558	10.26	May 20, 2024

10.27†	Joint Venture Agreement, by and among Softbank Group Corporation, Softbank Group Japan Corporation, the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.27	June 5, 2024

10.28†	Data License Agreement by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.28	June 5, 2024

10.29†	Intellectual Property License Agreement, by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.29	June 5, 2024

10.30†	Amendment No. 1 to Strategic Collaboration Agreement, by and between the Registrant and GlaxoSmithKline LLC, dated May 20, 2024.	S-1/A	333-279558	10.30	June 5, 2024

10.31#	Securities Purchase Agreement, by and among the Registrant, REALM IDx, Inc. and Konica Minolta, Inc., dated November 4, 2024	8-K	001-42130	10.1	November 5, 2024

10.32#	Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of February 3, 2025, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, Ares Capital Corporation, as administrative agent and ACF Finco I LP, as revolving agent.	8-K	001-42130	10.1	February 3, 2025

10.33	Start-Up Agreement by and between the Registrant and Pathos AI, Inc., dated August 1, 2024	10-Q	333-279558	10.11	November 5, 2024

10.34*	Eighth Amendment to Agreement of Lease, dated as of June 18, 2024, by and between the Registrant and EQC 600 West Chicago Property LLC.

19.1*	Insider Trading Policy.

21.1	List of subsidiaries of the Registrant	S-1/A	333-279558	21.1	June 5, 2024

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature pages).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

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

# Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation

S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUS AI, INC.

Date: February 24, 2025	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Lefkofsky, James Rogers and Andrew Polovin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Lefkofsky	Chief Executive Officer, Founder and Chairman	February 24, 2025
Eric Lefkofsky	(Principal Executive Officer)

/s/ James Rogers	Chief Financial Officer	February 24, 2025
James Rogers	(Principal Financial Officer)

/s/ Ryan Bartolucci	Chief Accounting Officer	February 24, 2025
Ryan Bartolucci	(Principal Accounting Officer)

/s/ Peter J. Barris	Director	February 24, 2025
Peter J. Barris

/s/ Eric D. Belcher	Director	February 24, 2025
Eric D. Belcher

/s/ Jennifer A. Doudna	Director	February 24, 2025
Jennifer A. Doudna, Ph.D.

/s/ David R. Epstein	Director	February 24, 2025
David R. Epstein

/s/ Wayne A.I. Frederick	Director	February 24, 2025
Wayne A.I. Frederick, M.D.

/s/ Scott Gottlieb	Director	February 24, 2025
Scott Gottlieb, M.D.

/s/ Theodore J. Leonsis	Director	February 24, 2025

Signature	Title	Date
Theodore J. Leonsis

/s/ Nadja West	Director	February 24, 2025
Nadja West, M.D.