Form 10-Q
period 2025-03-31
Tempus AI, Inc.
filed 2025-05-06
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 168,072,456 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

March 31, 2025

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$151,603	$340,954
Accounts receivable, net of allowances of $1,477 and $1,141 at March 31, 2025 and December 31, 2024, respectively	262,613	154,819
Inventory	50,485	38,386
Prepaid expenses and other current assets	42,086	26,135
Marketable equity securities	67,183	107,309
Total current assets	$573,970	$667,603
Property and equipment, net	93,536	58,056
Goodwill	325,774	73,343
Intangible assets, net	399,544	11,716
Investments and other assets	14,811	8,305
Investment in joint venture	94,153	91,450
Operating lease right-of-use assets	39,626	14,762
Restricted cash	1,723	881
Total Assets	$1,543,137	$926,116

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	88,732	53,804
Accrued expenses	129,238	130,407
Deferred revenue	73,431	75,981
Deferred other income	15,955	15,955
Other current liabilities	18,194	6,964
Operating lease liabilities	9,420	6,459
Accrued data licensing fees	1,500	1,500
Total current liabilities	$336,470	$291,070
Operating lease liabilities, less current portion	47,567	26,199
Convertible promissory note	233,620	168,192
Other long-term liabilities	9,670	15,980
Revolving credit facility	100,000	—
Interest payable	1,470	70,450
Long-term debt, net	467,144	267,244
Deferred other income, less current portion	19,944	23,932
Deferred revenue, less current portion	1,058	6,710
Total Liabilities	$1,216,943	$869,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively, no shares issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $0 at March 31, 2025 and December 31, 2024, respectively	$—	$—
Stockholders' equity
Class A Voting Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 167,989,074 and 157,076,972 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	17	16
Class B Voting Common Stock, $0.0001 par value, 5,500,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 5,043,789 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Non-voting Common Stock, $0.0001 par value, no shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	—	—
Treasury Stock, 145,466 shares at March 31, 2025 and December 31, 2024, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,543,957	2,210,664
Accumulated Other Comprehensive Income	4,692	94
Accumulated deficit	(2,218,871)	(2,150,834)
Total Stockholders' equity	$326,194	$56,339
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$1,543,137	$926,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenue
Genomics	$193,804	$102,569
Data and services	61,933	43,251
Total net revenue	$255,737	$145,820
Cost and operating expenses
Cost of revenues, genomics	84,783	52,835
Cost of revenues, data and services	15,751	15,288
Technology research and development	33,391	27,067
Research and development	35,874	24,340
Selling, general and administrative	154,627	79,564
Total cost and operating expenses	324,426	199,094
Loss from operations	$(68,689)	$(53,274)
Interest income	1,813	1,031
Interest expense	(18,003)	(13,238)
Other (expense) income, net	(27,455)	749
Loss before benefit from (provision for) income taxes	$(112,334)	$(64,732)
Benefit from (provision for) income taxes	46,180	(11)
Losses from equity method investments	(1,883)	—
Net Loss	$(68,037)	$(64,743)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(27,807)
Cumulative undeclared dividends on Series C preferred shares	—	(506)
Net loss attributable to common shareholders, basic and diluted	(68,037)	(93,056)
Net loss per share attributable to common shareholders, basic and diluted	$(0.40)	$(1.47)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	170,506	63,430
Comprehensive Loss, net of tax
Net loss	$(68,037)	$(64,743)
Foreign currency translation adjustment	4,598	(56)
Comprehensive loss	$(63,439)	$(64,799)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(68,037)	$(64,743)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$—	$800
Stock-based compensation	22,974	—
Loss (gain) on marketable equity securities	31,805	(6,246)
Deferred income taxes	(46,216)	—
Losses from equity method investments	1,883	—
Amortization of original issue discount	560	345
Amortization of deferred financing fees	157	128
Change in fair value of contingent consideration	—	194
Change in fair value of holdback liability	46	—
Amortization of warrant contract asset	—	1,211
Depreciation and amortization	20,353	9,189
Provision for bad debt expense	316	219
Change in fair value of warrant asset	—	4,700
Non-cash operating lease costs	2,089	1,674
Minimum accretion expense	248	70
PIK interest added to principal	3,274	2,182
Change in assets and liabilities
Accounts receivable	(45,175)	(13,552)
Inventory	(911)	(1,284)
Prepaid expenses and other current assets	(5,798)	(5,729)
Investments and other assets	(3,358)	1,294
Accounts payable	23,572	(12,057)
Deferred revenue	(12,377)	(15,974)
Deferred other income	(3,988)	—
Accrued data licensing fees	(250)	(2,750)
Accrued expenses & other	(27,606)	(2,353)
Interest payable	3,508	3,643
Operating lease liabilities	(2,693)	(2,339)
Net cash used in operating activities	$(105,624)	$(101,378)

Investing activities
Purchases of property and equipment	$(2,074)	$(6,108)
Proceeds from sale of marketable equity securities	8,316	23,098
Business combinations, net of cash acquired (Note 4)	(380,762)	—
Purchases of capitalized software	(1,298)	—
Net cash (used in) provided by investing activities	$(375,818)	$16,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

Financing activities
Payment of deferred offering costs	$—	$(565)
Proceeds from revolving credit facility, net of original issue discount	98,000	—
Proceeds from long-term debt, net of original issue discount	196,000	—
Payment of deferred financing fees	(958)	—
Payment of indemnity holdback related to acquisition	—	(813)
Net cash provided by (used in) financing activities	$293,042	$(1,378)
Effect of foreign exchange rates on cash	$(109)	$(49)

Net decrease in Cash, Cash Equivalents and Restricted Cash	$(188,509)	$(85,815)
Cash, cash equivalents and restricted cash, beginning of period	341,835	166,607
Cash, cash equivalents and restricted cash, end of period	$153,326	$80,792

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$151,603	$79,942
Restricted cash and cash equivalents	1,723	850
Total cash, cash equivalents and restricted cash	$153,326	$80,792

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,849	$6,980
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$—	$2,966
Purchases of property and equipment, accrued but not paid	$7,003	$1,379
Deferred offering costs, accrued but not yet paid	$—	$4,071
Redemption of convertible promissory note	$7,060	$6,391
Non-voting common stock issued in connection with business combinations	$—	$344
Class A Voting Common Stock issued in connection with business combinations	$310,320	$—
Issuance of Series G-3 Preferred Stock	$—	$3,809
Issuance of Series G-4 Preferred Stock	$—	$611
Convertible promissory note principal reset due to amendment	$72,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	5,799,686	1	—	—	—	—	(1)	—	—	—
Issuance of common stock in connection with business combinations	5,112,416	0	—	—	—	—	310,320	—	—	310,320
Stock-based compensation expense	—	—	—	—	—	—	22,974	—	—	22,974
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,598	4,598
Net loss	—	—	—	—	—	—	—	(68,037)	—	(68,037)
Balance at March 31, 2025	167,989,074	$17	5,043,789	$1	(145,466)	$(3,602)	$2,543,957	$(2,218,871)	$4,692	$326,194

	Redeemable Convertible Preferred				Non-Voting				Additional		Accumulated Other	Total
	Stock		Voting Common Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Deficit
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(56)	(56)
Dividends	—	24,839	—	—	—	—	—	—	—	(27,807)	—	(27,807)
Common stock issued in connection with business combinations	—	—	—	—	9,141	0	—	—	344	—	—	344
Net loss	—	—	—	—	—	—	—	—	—	(64,743)	—	(64,743)
Balance at March 31, 2024	63,603,084	$1,134,802	58,367,961	$6	5,214,943	$0	(145,466)	$(3,602)	$18,689	$(1,489,467)	$(51)	$(1,474,425)

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

The following summarizes the significant segment expenses reconciled to total selling, general and administrative expenses shown on the consolidated statements of operations and comprehensive loss. Other selling, general, and administrative expenses include facilities, professional fees, marketing, travel and entertainment, depreciation and amortization, and stock-based compensation (see Note 12).

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative payroll	$61,427	$37,588
Cloud and software	24,866	23,361
Other selling, general and administrative	68,334	18,615
Selling, general and administrative	$154,627	$79,564

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

Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The Company believes that its existing cash and cash equivalents and marketable equity securities at March 31, 2025 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

Other than described in Note 4, there have been no changes to the Company’s significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that have had a material impact on the Company’s consolidated financial statements and accompanying notes.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The most significant estimates are related to revenue, accounts receivable, stock-based compensation, operating lease liabilities, the useful lives of property, equipment and intangible assets, and the cash flows used in determining the fair value of acquired intangible assets. Actual results could differ from those estimates.

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

The Company has credit risk regarding trade accounts receivable as the Company generally does not require collateral, and a limited number of customers have accounted for a large part of the Company’s revenue and accounts receivable to date. Allowances are maintained for potential credit losses.

There were no customers that represented a significant portion of the Company's revenues for the three months ended March 31, 2025 and 2024, respectively. One customer accounted for approximately $13.2 million, or 12.3%, of accounts receivable as of March 31, 2024. The amount due from this customer was not material as of March 31, 2025.

3.
REVENUE RECOGNITION

The Company derives revenue from selling lab services (“Genomics”) to physicians, genetic counselors, academic research institutions, and other parties. The Company also derives revenue from the commercialization of data generated in the lab (“Data and services”) through the licensing of de-identified datasets to third parties and by providing clinical trial support, such as matching patients to clinical trials enrolled in its clinical trial network, and related services. The majority of the Company’s revenue is generated in North America.

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

Genomics

The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $193.8 million and $102.6 million for the three months ended March 31, 2025 and 2024, respectively.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $181.5 million and $93.4 million for the three months ended March 31, 2025 and 2024, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $12.3 million and $9.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized revenue from Insights products of $49.5 million and $31.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

In addition to TIME, the Company provides other clinical trial services conducting or supporting studies. Tempus Compass LLC, a subsidiary of the Company, is a contract research organization ("CRO"), which manages and executes early and late-stage clinical trials, primarily in oncology. Contracts for clinical trial services can take the form of fee-for-service or fixed-price contracts. Fee-for-service contracts are typically priced based on time and materials, and revenue is recognized based on hours and materials used as the services are provided. Fixed-price contracts generally represent a single performance obligation and are recognized over-time using a cost-based input method. Progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. This cost-based method of revenue recognition requires the Company to make estimates of costs to complete its projects on an ongoing basis. Contract costs principally include direct labor and reimbursable out-of-pocket costs.

The Company recognized revenue from Trials products of $9.7 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively.

For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and other revenue from pharmaceutical companies, non-for-profits, and researchers of $61.9 million and $43.3 million for the three months ended March 31, 2025 and 2024, respectively.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $194.3 million as of March 31, 2025, of which the Company expects to recognize approximately 59% as revenue over the next year, and the remaining 29% and 12% of its remaining performance obligations as revenue in years two and three, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of March 31, 2025 and December 31, 2024 included contract assets of $5.2 million and $4.1 million, respectively.

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

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024. The Company will pay up to $12.0 million to Personalis over three years as certain milestones are met, $10.0 million of which has been paid as of March 31, 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 16). As of March 31, 2025 and December 31, 2024, there was $3.8 million and $3.0 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $26.9 million and $11.1 million during the three months ended March 31, 2025 and 2024, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

4.
BUSINESS COMBINATIONS

Ambry

On February 3, 2025 (the "Closing Date"), the Company completed its acquisition (the "Ambry Acquisition") of Ambry Genetics Corporation, a Delaware corporation ("Ambry"), pursuant to a Securities Purchase Agreement (the "Purchase Agreement") entered into on November 4, 2024 with Realm, IDX, Inc., a Delaware corporation (the "Seller") and the Seller's ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor.

The Company acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, plus the issuance of an aggregate of 4,843,136 shares of the Company's Class A common stock (the "Stock Consideration"). Stock Consideration was valued at $61.54 per share, which was the closing price of the Company's Class A common stock on the Closing Date. Pursuant to the terms of the Purchase Agreement, 2,152,505 shares issued as Stock Consideration are subject to a lock-up for a period of one year following the Closing Date. The Company was an Ambry customer prior to the acquisition and, pursuant to that preexisting relationship, owed $3.8 million to Ambry as of the Closing Date. This balance was effectively settled upon the Ambry Acquisition and was treated as a reduction to consideration transferred.

Ambry is a leader in hereditary cancer screening. The Ambry Acquisition provides the Company with expanded testing capabilities for inherited cancer risk. In addition, the Ambry Acquisition complements the Company's strategy of using data to advance clinical and scientific innovation. Ambry's extensive product offerings will allow the Company to expand into new disease categories, including pediatrics, rare disease, immunology, women's reproductive health, and cardiology.

The Company incurred $5.7 million of transaction costs related to the Ambry Acquisition, of which $3.0 million were recorded within Selling, general and administrative expense in the consolidated statement of operations during the three months ended March 31, 2025.

The following table summarizes the allocation of the aggregate purchase price of the Ambry Acquisition (in thousands):

Assets
Cash	$20,555
Accounts receivable	62,853
Inventory	11,188
Prepaid expenses and other current assets	10,153
Total current assets	$104,749
Property and equipment, net	38,560
Operating lease right-of-use assets	26,198
Investments and other assets	268
Customer relationships	234,000
Trade names	33,000
Developed technology - software	18,000
Developed technology - biotech	114,000
Goodwill	231,186
Total assets acquired	$799,961

Liabilities
Accounts payable	$199
Accrued expenses	28,870
Operating lease liabilities	3,008
Deferred revenue	1,347
Total current liabilities	$33,424
Deferred revenue, less current portion	1,099
Operating lease liabilities, less current portion	23,259
Deferred tax liabilities	46,468
Other long-term liabilities	368
Total liabilities assumed	$104,618

Net assets acquired and liabilities assumed	$695,343

Cash consideration	$397,296
Stock consideration	298,047
Total acquisition price	$695,343

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of the acquired company and expected growth from the horizontal integration of Ambry's genomics testing. $0.6 million of goodwill is expected to be deductible for tax purposes. The identifiable intangible assets acquired consisted of customer relationships, developed technology - biotech, developed technology - software, and trade names.

The fair value of customer relationships was estimated using the multi period excess earnings method, which isolates the net earnings attributable to the asset being measured. Significant assumptions used in the valuation of customer relationships included forecasted revenue and expenses, customer attrition, and discount rate.

The fair values of developed technology - biotech, developed technology - software, and trade names were estimated using the relief from royalty method, which considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the trade name or technology. Significant assumptions used in the valuation of these assets included forecasted revenue and expenses, royalty rate, and discount rate. In addition, the valuation of developed technology assets included assumed obsolescence rates.

As described, the valuation of identifiable intangible assets acquired required various estimates and assumptions. Accordingly, the purchase price adjustments are preliminary and are subject to further adjustments as additional information becomes available and additional analyses are performed, and such further adjustments may be material. The Company's management believes the fair values recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

Estimated useful lives of the identifiable intangible assets acquired are as follows:

Useful Life
Customer relationships	7 years
Trade names	7 years
Developed technology - software	3 years
Developed technology - biotech	5 years

The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$288,660	$202,179
Net loss	(124,344)	(51,508)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The unaudited pro forma financial information for the three months ended March 31, 2024 combines the Company's financial results and the historical results of Ambry for the three months ended March 31, 2025 and March 31, 2024. Included in these adjustments is a $46.2 million tax benefit from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended March 31, 2025, Ambry contributed $63.5 million in net revenue within Genomics revenue and $5.5 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations ("ASC 805"), the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of March 31, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are intangible assets and deferred income taxes. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Closing Date.

Deep 6

On March 11, 2025, the Company acquired all of the issued and outstanding interests of Deep 6 AI, Inc. ("Deep 6"), a Delaware corporation, that enables healthcare organizations to de-risk clinical trials, accelerate recruitment, and generate real-world evidence with speed and precision. Deep 6's AI-powered software matches patients to clinical trials by mining real-time structured and unstructured electronic medical record data across a broad ecosystem.

The acquisition resulted in goodwill of $21.1 million. The aggregate acquisition date fair value of consideration for the Deep 6 acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back and is payable within five business days of March 11, 2026. The $0.8 million holdback liability is recognized within Other current liabilities.

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

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$128,902	$110,011
Leasehold improvements	59,913	46,809
Furniture and fixtures	6,917	6,633
Building	1,234	—
Land	9,850	—
Total property and equipment, gross	206,816	163,453
Less: accumulated depreciation	(113,280)	(105,397)
Property and equipment, net	$93,536	$58,056

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue, genomics	$3,641	$3,381
Cost of revenue, data and services	172	—
Selling, general and administrative costs	4,070	2,888
Total depreciation	$7,883	$6,269

Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024, consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and employee benefits	$35,008	$24,767
Accrued expenses	61,292	51,147
Accrued employer payroll tax related to stock-based compensation	7,401	24,439
Accrued cloud storage costs	17,203	21,394
Interest payable	8,334	8,660
Total accrued expenses	$129,238	$130,407

6.
GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During the three months ended March 31, 2025, goodwill of $252.3 million was recorded in connection with the Ambry Acquisition and Deep 6 Acquisition. There were no goodwill additions for the three months ended March 31, 2024. The Company recorded no impairment loss during the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025, the Company recorded an additional $234.0 million in customer relationships, $114.0 million in developed technology - biotech, $33.0 million in trade names, $18.0 million in developed technology - software, and $1.3 million in capitalized software. During the three months ended March 31, 2024, the Company did not record any additions in intangible assets.

There were no impairment charges recognized related to intangible assets during the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$21,795	$232,755	$20,550	$15,606	$4,944
Licensed data	20,010	18,238	1,772	20,010	17,828	2,182
Website domain	19	—	19	19	—	19
Trade names	41,000	4,500	36,500	8,000	3,429	4,571
Capitalized software	1,298	—	1,298	—	—	—
Developed technology - biotech	114,000	3,800	110,200	—	—	—
Developed technology - software	18,000	1,000	17,000	—	—	—
	$448,877	$49,333	$399,544	$48,579	$36,863	$11,716

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $12.5 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of March 31, 2025, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2025	$71,707
2026	70,849
2027	67,457
2028	62,060
2029	57,403
Thereafter	70,049
Total	$399,525

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of March 31, 2025, the carrying value of the investment in SB Tempus was $94.2 million. The Company's share of losses from SB Tempus are recorded in other (expense) income, net.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into data and services revenue over the term of the license subscription which ends on March 31, 2026. For the three months ended March 31, 2025, the Company recognized $6.2 million in Data and services revenue related to the Data License Agreement.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into other (expense) income, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For the three months ended March 31, 2025, the Company recognized $4.0 million related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended March 31, 2025 and 2024, the Company recognized data licensing and cloud computing expenses of $14.2 million and $10.8 million, respectively, related to non-cancelable arrangements.

As of March 31, 2025, future payments under these contractual obligations were as follows (in thousands):

2025	$57,667
2026	51,595
2027	43,921
2028	43,533
2029 and thereafter	24,067
Total purchase obligations	220,783
Less: Current portion of purchase obligations	57,667
Total long-term purchase obligations	$163,116

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the three months ended March 31, 2025 and 2024.

9.
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

The components of total lease costs for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$2,089	$1,674
Variable lease cost	1,645	1,408
Short-term lease costs	425	171
Sublease income	(44)	(23)
Total lease costs	$4,115	$3,230

Lease term and discount rate as of March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	5.8	5.6
Weighted-average discount rate
Operating leases	6.0%	7.0%

As of March 31, 2025, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2025	$12,531
2026	11,393
2027	11,798
2028	12,207
2029	7,428
Thereafter	12,193
Total minimum lease payments	67,550
Less: Amount representing interest	10,563
Present value of net minimum lease payments	56,987
Less: Current portion of lease liabilities	9,420
Total long-term lease liabilities	$47,567

10.
STOCKHOLDERS’ EQUITY

Common Stock

Prior to the initial public offering of our Class A common stock ("IPO"), the Company had authorized two classes of common stock, voting and non-voting. In March 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. As of December 31, 2023, the Company had authorized 200,228,024 shares of Class A common stock, 5,374,899 shares of Class B common stock, and 66,946,627 shares of non-voting common stock. In April 2024, the Company increased the number of authorized shares of Class A common stock to 204,590,500 in conjunction with the Series G-5 Preferred stock financing (see Note 11, Redeemable Convertible Preferred Stock). In connection with the IPO, the Restated Certificate became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

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

The Company issues stock-based awards to its employees in the form of stock options, restricted stock units, performance stock units and restricted stock, all of which have the potential to increase the outstanding shares of common stock in the future (see Note 12, Stock-Based Compensation).

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

The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024. See Note 16 for further information.

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

11.
REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

12.
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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of March 31, 2025, there were 7,924,236 shares of the Company's Class A common stock that may be issued under the 2024 Plan,

The Company granted 222,293 RSUs during the three months ended March 31, 2025. The Company granted 26,059 RSAs during the three months ended March 31, 2025, with a weighted-average grant date fair value of $45.58. Stock-based compensation on these awards is recognized on a straight-line basis over the requisite service periods of the awards. The Company recognized an immaterial amount of stock-based compensation related to the RSAs during the three months ended March 31, 2025.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues, genomics	$1,035	$—
Cost of revenues, data and services	611	—
Technology research and development	3,319	—
Research and development	1,982	—
Selling, general and administrative	16,027	—
Total stock-based compensation	$22,974	$—

13.
DEBT

Credit Facilities

On September 22, 2022, the Company entered into a Credit Agreement (the “Original Credit Agreement”) with Ares Capital Corporation (“Ares”) for a senior secured loan (the “Term Loan Facility”), in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Credit Agreement was amended on April 25, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $50.0 million, less original issue discount of $1.3 million, and was further amended on October 11, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $35.0 million, less original issue discount of $0.9 million. On February 3, 2025, the Company entered into the Amendment Agreement which, among other things, provided for an additional $200.0 million tranche of senior secured term loans (the “Additional Term Loan Facility”), and together with the Term Loan Facility, the “Term Loans”) and $100.0 million in priority revolving loan commitments (the “Revolving Credit Facility” and loans thereunder, the “Revolving Loans”). The Company received $194.0 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030. The Term Loan Facility matures in September 2027. The Term Loan Facilities and Revolving Credit Facility (together, the “Credit Facilities”) are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate (“SOFR”) loans. The Amendment Agreement was accounted for as a debt modification.

The Company has the option to convert the borrowing type to either a Base Rate Borrowing, which bears interest based on a Base Rate, defined as the greatest of the (a) the “Prime Rate” appearing the “Money Rates” section of the Wall Street Journal or another national publication selected by the Agent, (b) the Federal Funds Rate plus 0.50%, (c) Term SOFR for a one-month tenor in effect on such day plus 1.00% in each instance as of such day and (d) 2.00%, or a SOFR Borrowing, which bears interest based on Term SOFR. Additionally, the Company may make either a PIK election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Amendment Agreement (the “Credit Agreement”), through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which the Company elects to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the paid-in-kind interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin ranging from 5.75% to 6.75% and Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin of 4% or 4.5% and Term SOFR plus a margin of 5% or 5.5%, respectively, and the paid-in-kind interest rate will be 3.25%. The applicable margin for any interest period for which the Company elects to pay interest in cash will be based on a consolidated first lien leverage ratio and whether the Company has satisfied certain junior capital raising requirements. The applicable margin for any interest period for which the Company elects to pay interest in kind will be based on whether the Company has satisfied certain junior capital raising requirements.

Interest on the Revolving Loans accrues interest at a per annum rate equal to either, the Base Rate plus 2.75% or Term SOFR plus 3.75% At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million (the “Minimum Revolving Interest Amount”). A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent the Company is being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. The Company was in compliance with all covenants in the Credit Agreement as of March 31, 2025.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the unamortized original issue discount was $7.3 million and $3.8 million, respectively, and the unamortized deferred financing fees were $1.3 million and $1.4 million, respectively. The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the consolidated balance sheets. As of March 31, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.9 million and $0.9 million, respectively.

Through March 31, 2025, the Company has not made any principal repayments on the Credit Facilities. During the three months ended March 31, 2025, the Company made $10.8 million in interest payments.

The Company recognized interest expense of $12.5 million related to the Term Loans, which represented an effective interest rate of 3.1%, during the three months ended March 31, 2025. The Company recognized interest expense of $9.1 million related to the Term Loan Facility, which represented an effective interest rate of 3.4%, during the three months ended March 31, 2024. The Company recognized interest expense of $1.3 million related to the Revolving Credit Facility, which represented an effective interest rate of 1.3% during the three months ended March 31, 2025.

Convertible Promissory Note

On February 22, 2025, the Company amended its convertible promissory note (the "Second Amended Note") with Google LLC ("Google"), originally entered into on June 22, 2020 (the "Note"), and subsequently amended on November 19, 2020 (the "Amended Note"). The amendment extended the maturity date of the Second Amended Note from March 22, 2026 to December 31, 2030. In addition, the amendment provides the Company the option upon maturity to repay up to 50% of the outstanding principal and accrued interest balance (the "Outstanding Amount") in shares of the Company's Class A Common Stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty day period ending immediately prior to the maturity date.

The amendment was accounted for as a modification. The principal balance of the Second Amended Note was reset to $238.8 million, which is the total of the then-outstanding principal and accrued interest. Consistent with the terms of the Amended Note, the Second Amended Note bears interest at a rate of 6.0% per annum, compounded annually. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by the Company. The Company accounts for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its condensed consolidated statements of operations and comprehensive loss. The Outstanding Amount under the Second Amended Note is due and payable on the earlier of (1) December 31, 2030, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by the Company of its Google Cloud Platform agreement. The Company generally may not prepay the Outstanding Amount, except that the Company may, at its option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

The Company recognized interest expense of $3.5 million and $3.6 million during the three months ended March 31, 2025 and 2024, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within Other long-term liabilities on the condensed consolidated balance sheet.

14.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the three months ended March 31, 2025 and 2024, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(68,037)	$(64,743)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(27,807)
Cumulative undeclared dividends on Series C preferred shares	—	(506)
Net loss attributable to common stockholders	$(68,037)	$(93,056)
Denominator:
Weighted-average common shares outstanding, basic and diluted	170,506	63,430
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(1.47)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive. As disclosed in Note 10, the Company issued a warrant for $100 million in shares of the Company’s Class A common stock. As per the terms of the warrant, potentially dilutive shares are based on the latest equity financing price. The warrant was terminated for no consideration on December 31, 2024.

	As of March 31,
	2025	2024
Stock options outstanding	—	210,000
Convertible preferred stock	—	63,603,084
Astrazeneca warrant	—	1,744,991
Deep 6 holdback liability	17,372	—
SEngine holdback liability	—	41,007
Unvested RSUs	5,761,861	—
Unvested RSAs	26,059	—
Allen & Company warrant	—	150,000
Total potentially dilutive shares	5,805,292	65,749,082

As disclosed in Note 12, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As such, as of March 31, 2024, these are treated as contingently issuable shares and are excluded from potentially dilutive shares as the liquidity event performance condition was not yet satisfied. As the liquidity event performance condition was satisfied upon completion of the IPO, as of March 31, 2025, these shares are included in potentially dilutive shares.

As disclosed in Note 13, the Second Amended Note may be fully converted to shares upon maturity at the holder’s option, or up to 50% may be converted to shares upon maturity at the Company's option. The number of shares to be issued is based on the amount outstanding at the maturity date, which is subject to reduction based on services used by us prior to the maturity date. As such, these are treated as contingently issuable shares and will be excluded from potential dilutive impact.

As disclosed in Note 11, the Company’s Series G-3 Preferred, Series G-4 Preferred and Series G-5 Preferred contain embedded conversion features resulted in the issuance of additional shares of Class A common stock upon completion of the IPO. The number of shares issued related to these features was dependent upon the IPO price. As such, prior to the IPO, these are treated as contingently issuable shares. Subsequent to the completion of the IPO in June 2024, the additional shares of Class A common stock are included in the weighted-average common shares outstanding.

15.
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

For the three months ended March 31, 2025, the Company recorded an income tax benefit of $46.2 million. This benefit is the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to a preliminary estimate of $46.2 million net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. Income tax expense for the three months ended March 31, 2024 was not material.

Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

The effective tax rate for the three months ended March 31, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the quarter.

The Company will continue to evaluate the realizability of its deferred tax assets on a quarterly basis and adjust the valuation allowance as necessary based on the weight of available evidence.

16.
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

Contingent consideration—The Company is also subject to a contingent consideration arrangement of 35,000 additional shares of non-voting common stock in connection with the SEngine acquisition, the amount of which is determined based on the per share price of the Company’s non-voting common stock in a liquidity event completed prior to December 31, 2027. The contingent consideration has an acquisition fair value date of $0.8 million. See Note 4, Business Combinations for further discussion of that acquisition.

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

Holdback liability—The Company held back 17,372 shares in connection with the Deep 6 acquisition. See Note 4, Business Combinations for further discussion of that acquisition.

Holdback liabilities are measured at fair value each reporting period, with the acquisition date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in earnings within operating expense on the condensed consolidated statements of operations and comprehensive loss. The Company classified the holdback liability as Level 1 as the shares are valued using a quoted market price.

Warrant liability—As discussed in Note 10, the Company issued a $100 million warrant to AstraZeneca. The warrant liability is measured at fair value each reporting period, using a Black-Scholes option pricing model. The Company classifies the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the expected term. The warrant was terminated for no consideration on December 31, 2024.

The Credit Facilities and the Second Amended Note were not recorded at fair value. The fair values of the Credit Facilities, and the Second Amended Note approximated their carrying values as of March 31, 2025 and December 31, 2024. Estimates of the fair values of the Credit Facilities and the Second Amended Note are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$67,183	$67,183	$—	$—
Liabilities
Holdback liability	838	838	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$107,309	$107,309	$—	$—

For the three months ended March 31, 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3). For the three months ended March 31, 2024, the Company recognized a loss of $0.8 million in Other (expense) income, net due to the change in fair value of the warrant liability and a loss of $0.2 million in Selling, general and administrative expense due to the change in fair value of contingent consideration determined by Level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares of Class A common stock were received as payment of accounts receivable. During the three months ended March 31, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. During the three months ended March 31, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 for aggregate proceeds of $23.1 million.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other (expense) income, net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains recorded during the three months ended March 31, 2025 and 2024 that relate to marketable equity securities held as of March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
Net loss (gain) during the period on marketable equity securities	$31,805	$(6,246)
Less: Net gain recognized during the period on marketable equity securities sold during the period	(3,264)	(6,081)
Unrealized loss (gain) recognized during the period on marketable equity securities still held at the reporting date	$35,069	$(165)

17.
RELATED PARTIES

In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.6 million as of both March 31, 2025 and December 31, 2024, respectively. The Company subleases a portion of office space to this related party on a month-to-month basis. Sublease income received from the related party was insignificant for the three months ended March 31, 2025 and 2024.

Strategic Investment

On August 19, 2021, the Company entered into a related party arrangement with Pathos AI, Inc. (“Pathos”), which was subsequently amended on February 12, 2024, for the purpose of furthering the commercialization efforts of drug development. The Company received a warrant to purchase 23,456,790 shares, or approximately 15% of the current outstanding equity in Pathos, for $0.0125 per share. The warrant will automatically exercise upon a change of control (as defined therein) or upon an IPO of Pathos’ securities. The Company also has an optional exercise election window during the last 10 days of the 20 year term of the warrant agreement. The master agreement provides for an initial term of five years, measured from February 2024, with a subsequent five-year renewal provision unless the agreement is terminated. Either party may terminate the agreement after the initial five-year term by prior written notice to the other party.

In addition, the Company has entered into various agreements with Pathos, encompassing access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $0.6 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, there was no amount due to related parties. As of March 31, 2025 and December 31, 2024, the amount due from related parties was $0.7 million and $4.3 million, respectively.

18.
SUBSEQUENT EVENTS

On April 17, 2025 (the “Effective Date”), the Company entered into a series of agreements with AstraZeneca and Pathos, a related party, regarding both the development of a foundational large multimodal model in the field of oncology (the “Foundational Model”) and the licensing of certain de-identified multi-modal data to assist in the development of the Foundational Model.

Specifically, on the Effective Date, the Company entered into a Statement of Work with AstraZeneca under the previously disclosed Master Services Agreement, dated November 17, 2021 (as amended from time to time), (the Master Services Agreement and the Statement of Work collectively referred to herein as the “MSA”). Pursuant to the MSA, (i) the Company will ensure that Pathos develops, and the Company provides AstraZeneca with, a Foundational Model which has been developed, validated, and maintained using de-identified datasets contributed by the Company, (ii) the Foundational Model will be developed, validated, and maintained by Pathos, (iii) AstraZeneca will pay the Company a fee of $35 million, and (iv) a syndicate of investors including AstraZeneca will contemporaneously execute a Stock Purchase Agreement with Pathos (the “SPA”) as part of a preferred stock financing round of sufficient size given the obligations described herein.

Also on the Effective Date, the Company entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundational Model development activities under the MSA, (ii) the Company will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundational Model under the MSA, (iii) Pathos will pay the Company data license fees of $200 million over a three-year period, including an upfront payment of $50 million payable on the Effective Date, (iv) the Company will receive a license to use the Foundational Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, the Company will pay Pathos $35 million. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to the Company in shares of Pathos’ Series D Preferred Stock.

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
•
the impact of macroeconomic conditions, including new and potential tariffs, on us and our customers;
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
•
our ability to successfully acquire businesses, form joint ventures or make investments in companies or technologies, including our ability to realize the expected benefits of our acquisitions of Ambry Genetics Corporation and Deep 6 AI, Inc;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 . Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of forward- looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We primarily operate in the United States and generated total revenue of $255.7 and $145.8 million in the three months ended March 31, 2025 and 2024, respectively. We also incurred net losses of $68.0 and $64.7 million in the three months ended March 31, 2025 and 2024, respectively. We generated adjusted EBITDA of $(16.2) million and $(43.9) million, in the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Acquisition of Ambry Genetics Corporation

On February 3, 2025, or the Closing Date, we completed our acquisition, or the Ambry Acquisition, of Ambry Genetics Corporation, a Delaware corporation, or Ambry, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, entered into on November 4, 2024 with REALM IDx, Inc., a Delaware corporation, or the Seller, and the Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor. We acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, or the Cash Consideration, plus the issuance of an aggregate of 4,843,136 shares of our Class A common stock, or the Stock Consideration. The Stock Consideration was valued at $61.54 per share, which was the closing price of our Class A common stock on the Closing Date. Pursuant to the terms of the Purchase Agreement, 2,152,505 shares issued as Stock Consideration are subject to a lock-up for a period of one year following the Closing Date. In addition, $5.0 million of the Cash Consideration are held in an escrow account for purposes of satisfying any post-closing purchase price adjustments.

In connection with the closing of the acquisition, we entered into an amendment to the Credit Agreement (as defined in “—Liquidity and Capital Resources”), providing for an additional $200.0 million in senior secured term loans, or the Additional Term Loan Facility, and $100.0 million in senior secured revolving loan commitments, or the Revolving Credit Facility. We utilized borrowings under the Additional Term Loan Facility and the Revolving Credit Facility to fund the Cash Consideration for the acquisition and to pay fees and expenses related thereto.

Strategic Collaborations

AstraZeneca and Pathos

In April 2025, we entered into a series of agreements with AstraZeneca AB, or AstraZeneca, and Pathos regarding both the development of a foundational large multimodal model in the field of oncology, or the Foundational Model, and the licensing of certain de-identified multi-modal data to assist in the development of the Foundational Model.

Specifically, we entered into a Statement of Work with AstraZeneca under the previously disclosed Master Services Agreement, dated November 17, 2021, as amended in October 2022, February 2023 and December 2023 (and as further amended from time to time, together with the Statement of Work, collectively referred to herein as the MSA). Pursuant to the MSA, (i) we will ensure that Pathos develops, and we provide AstraZeneca with, a Foundational Model which has been developed, validated, and maintained using de-identified datasets contributed by us, (ii) the Foundational Model will be developed, validated, and maintained by Pathos, (iii) AstraZeneca will pay us a fee of $35 million, and (iv) a syndicate of investors including AstraZeneca will contemporaneously execute a Stock Purchase Agreement with Pathos, or the SPA, as part of a preferred stock financing round of sufficient size given the obligations described herein.

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundational Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundational Model under the MSA, (iii) Pathos will pay us data license fees of $200 million over a three-year period, including an upfront payment of $50 million payable on the April 17, 2025 (iv) we will receive a license to use the Foundational Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we will pay Pathos $35 million. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock.

AstraZeneca

As previously disclosed, in November 2021, we entered into the MSA with, and issued a warrant to, AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220 million on such products and services during the term of the MSA. The term of the MSA will continue through December 31, 2028, unless terminated sooner. The minimum commitment may increase from $220 million to $320 million through December 2028 if the average closing price of our Class A common stock exceeds two times the price of shares of Class A common stock in our initial public offering, or the IPO, for any 30-day trading period following the one-year anniversary of our IPO.

Under the warrant, AstraZeneca had the right to purchase up to $100 million in shares of our Class A common stock at an exercise price equal to $37.00 per share, representing the public offering price in our IPO. The warrant was exercisable through December 31, 2026. The warrant was automatically cancelled and terminated for no consideration as AstraZeneca declined to extend its financial commitment before December 31, 2024.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $35.9 and $24.3 million during the three months ended March 31, 2025 and 2024, respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Genomics, this entails our field salesforce developing relationships with individual physicians, genetic counselors, and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners. For AI Applications, this entails demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 7,500 physicians and we have worked with over 200 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2024 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $33.4 million and $27.1 million during the three months ended March 31, 2025 and 2024, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the recent announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Macroeconomic Conditions

A significant portion of our current Data and services products sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industry. Demand for our Data and services products could be affected by factors that adversely affect the life sciences industry, including macroeconomic and market conditions that may adversely impact earlier stage biotechnology companies such as recently announced substantial new tariffs and other restrictive trade policies.

Components of Results of Operations

Revenue

We currently primarily derive our revenue from two product lines: (1) Genomics and (2) Data and services.

Genomics

Genomics primarily includes revenue from Oncology testing (legacy Tempus) and Hereditary testing (legacy Ambry Genetics). Oncology testing includes revenue from diagnostics, PCR profiling, and other anatomic and molecular pathology testing to oncologists, pharmaceutical companies, biotechnology companies, researchers, and other third parties. Hereditary testing includes revenue from inherited cancer risk, whole exome and genome profiling for rare conditions, and all other inherited screening testing primarily to genetic counselors.

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

Interest Expense

Interest expense consists primarily of interest from our Second Amended Note and Credit Facilities (each as defined in “—Liquidity and Capital Resources”). Interest expense related to our Second Amended Note will continue, but should decrease over time as the principal amount decreases.

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

Benefit from (provision for) income taxes

Benefit from (provision for) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for non-deductible expenses, and changes in the valuation of our deferred tax assets and liabilities. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint venture.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended March 31,
	2025	2024
Net revenue
Genomics	$193,804	$102,569
Data and services	61,933	43,251
Total net revenue	$255,737	$145,820
Cost and operating expenses
Cost of revenues, genomics	84,783	52,835
Cost of revenues, data and services	15,751	15,288
Technology research and development	33,391	27,067
Research and development	35,874	24,340
Selling, general and administrative	154,627	79,564
Total cost and operating expenses	324,426	199,094
Loss from operations	$(68,689)	$(53,274)
Interest income	1,813	1,031
Interest expense	(18,003)	(13,238)
Other (expense) income, net	(27,455)	749
Loss before benefit from (provision for) income taxes	(112,334)	(64,732)
Benefit from (provision for) income taxes	46,180	(11)
Losses from equity method investments	(1,883)	—
Net Loss	$(68,037)	$(64,743)

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$193,804	$102,569	$91,235	89%
Data and services	61,933	43,251	18,682	43%
Total Net Revenue	$255,737	$145,820	$109,917	75%

The increase in revenue for the three months ended March 31, 2025, compared to the same period in 2024, was due to increased volume of tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 62,700 tests for the three months ended March 31, 2024 to approximately 153,000 tests for the three months ended March 31, 2025, of which 78,000 tests related to Hereditary testing.

Oncology tests increased from approximately 62,700 tests for the three months ended March 31, 2024 to approximately 75,000 tests for the three months ended March 31, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,450 for the three months ended March 31, 2024 to approximately $1,590 for the three months ended March 31, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $28.3 million increase in Genomics revenue.

Hereditary tests increased to approximately 78,000 tests for the three months ended March 31, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $63.5 million in Genomics revenue.

Data and Services

The increase in Data and services revenue for the three months ended March 31, 2025, compared to the same period in 2024, was driven primarily by $18.2 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the three months ended March 31, 2025 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the three months ended March 31, 2024.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$84,783	$52,835	$31,948	60%
Cost of revenues, data and services	15,751	15,288	463	3%
Total	$100,534	$68,123	$32,411	48%

The increase in Cost of revenues for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to increases of $23.8 million in material and service costs, of which $10.5 million in material and services is due to the Ambry Acquisition, $4.5 million in personnel-related costs from the Ambry Acquisition, and $1.6 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to increases of $23.8 million in material and service costs, of which $10.5 million in material and services is due to the Ambry Acquisition, $4.5 million in personnel-related costs from the Ambry Acquisition, and $1.0 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the three months ended March 31, 2025, compared to the same period in 2024, was not material.

Technology Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$33,391	$27,067	$6,324	23%

The increase in Technology research and development expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase of $3.3 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, and $2.7 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $1.6 million is due to the Ambry Acquisition.

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$35,874	$24,340	$11,534	47%

The increase in Research and development expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase of $5.2 million in personnel-related costs for employees in our research and development group, of which $4.2 million is due to the Ambry Acquisition, $2.4 million in validation and regulatory fees, and $2.0 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO.

Selling, General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$154,627	$79,564	$75,063	94%

The increase in Selling, general and administrative expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to $23.7 million in personnel-related costs, of which $14.8 million is due to the Ambry Acquisition, $16.0 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO, $11.2 million in amortization of intangibles acquired from the Ambry Acquisition, $4.7 million in taxes related to the settlement of RSUs, $3.5 million in legal costs, $3.5 million in acquisition costs, and $2.0 million in software and tools costs.

Interest Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$1,813	$1,031	$782	76%

The increase in Interest income for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to higher cash on hand as of March 31, 2025 as compared to March 31, 2024.

Interest Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(18,003)	$(13,238)	$(4,765)	36%

The increase in Interest expense for the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and the additional interest expense from the Additional Term Loan Facility and Revolving Credit Facility,

Other (Expense) Income, net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other (expense) income, net	$(27,455)	$749	$(28,204)	-3766%

The change in Other (expense) income, net for the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by a $38.1 million increase in expense related to unrealized losses on marketable equity securities, offset by a $4.7 million decrease in expense due to the change in fair value of our warrant asset, an increase of $4.0 in income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus, and a $0.8 million decrease in expense due to the change in fair value of our warrant liability.

Benefit from (Provision for) Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$46,180	$(11)	$46,191	-419918%

The change in provision for income tax benefit (expense) for the three months ended March 31, 2025, compared to the same period in 2024, was due to the result of a $46.2 million discrete tax benefit recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain net deferred tax assets of us.

Losses from Equity Method Investments

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(1,883)	$—	$(1,883)	100%

The increase in losses from equity method investments for the three months ended March 31, 2025, compared to the same period in 2024, was due to the losses from the joint venture we entered into in July 2024 (see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) (benefit from) provision for income taxes, (v) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, and (x) amortization of deferred other income from our IP License Agreement with SB Tempus. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Net loss	$(68,037)	$(64,743)
Interest income	(1,813)	(1,031)
Interest expense	18,003	13,238
Depreciation	7,883	6,269
Amortization	12,470	2,920
(Benefit from) provision for income taxes	(46,180)	11
EBITDA	$(77,674)	$(43,336)
Losses on equity method investments	1,883	—
Fair value changes(1)	31,850	(590)
Stock-based compensation expense	22,974	—
Employer payroll tax related to stock-based compensation	5,253	—
Acquisition related expenses(2)	3,529	—
Amortization of technology license	(3,989)	—
Adjusted EBITDA	$(16,174)	$(43,926)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for the acquisitions of Ambry and Deep 6 during the three months ended March 31, 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of March 31, 2025, we had an accumulated deficit of $2.2 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $153.3 million. In April 2024, we sold an aggregate of 3,489,981 shares of our Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million in a private placement to an accredited investor. In June 2024, we completed our IPO, which resulted in net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million.

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

If our available cash and cash equivalents and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2024, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities, or exercise of warrants may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations.

Credit Facilities

On September 22, 2022, we entered into a Credit Agreement, or the Original Credit Agreement, with Ares Capital Corporation, or Ares, for a senior secured loan, or the Term Loan Facility, in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Credit Agreement was amended on April 25, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $50.0 million, less original issue discount of $1.3 million, and was further amended on October 11, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $35.0 million, less original issue discount of $0.9 million. On February 3, 2025, we entered into the Amendment Agreement which, among other things, provided for an additional $200.0 million tranche of senior secured term loans, or the Additional Term Loan Facility, and together with the Term Loan Facility, the “Term Loans,” and $100.0 million in priority revolving loan commitments, or the Revolving Credit Facility, and loans thereunder, the “Revolving Loans”. We received $291.1 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030. The Term Loan Facility matures in September 2027. The Term Loan Facilities and Revolving Credit Facility, or together, the Credit Facilities, are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate, or SOFR, loans. The Amendment Agreement was accounted for as a debt modification.

The Company has the option to convert the borrowing type to either a Base Rate Borrowing, which bears interest based on a Base Rate, defined as the greatest of the (a) the “Prime Rate” appearing the “Money Rates” section of the Wall Street Journal or another national publication selected by the Agent, (b) the Federal Funds Rate plus 0.50%, (c) Term SOFR for a one-month tenor in effect on such day plus 1.00% in each instance as of such day and (d) 2.00%, or a SOFR Borrowing, which bears interest based on Term SOFR. Additionally, the Company may make either a PIK election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Amendment Agreement, or the Credit Agreement, through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the paid-in-kind interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin ranging from 5.75% to 6.75% and Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin of 4% or 4.5% and Term SOFR plus a margin of 5% or 5.5%, respectively, and the paid-in-kind interest rate will be 3.25%. The applicable margin for any interest period for which we elect to pay interest in cash will be based on a consolidated first lien leverage ratio and whether we have satisfied certain junior capital raising requirements. The applicable margin for any interest period for which we elect to pay interest in kind will be based on whether we have satisfied certain junior capital raising requirements.

Interest on the Revolving Loans accrues interest at a per annum rate equal to either, the Base Rate plus 2.75% or Term SOFR plus 3.75% At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, or the Minimum Revolving Interest Amount. A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent we are being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. We were in compliance with all covenants in the Credit Agreement as of March 31, 2025.

Convertible Promissory Note

On February 22, 2025, we amended our convertible promissory note, or the Second Amended Note, with Google LLC, or Google, originally entered into on June 22, 2020, or the Note, and subsequently amended on November 19, 2020, or the Amended Note. The amendment extended the maturity date of the Second Amended Note from March 22, 2026 to December 31, 2030. In addition, the amendment provides us the option upon maturity to repay up to 50% of the outstanding principal and accrued interest balance, or the Outstanding Amount, in shares of our Class A Common Stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty day period ending immediately prior to the maturity date.

The principal balance of the Second Amended Note was reset to $238.8 million, which is the total of the then-outstanding principal and accrued interest. Consistent with the terms of the Amended Note, the Second Amended Note bears interest at a rate of 6.0% per annum, compounded annually. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by us. We account for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its condensed consolidated statements of operations and comprehensive loss. The Outstanding Amount under the Second Amended Note is due and payable on the earlier of (1) December 31, 2030, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by us of ours Google Cloud Platform agreement. We generally may not prepay the Outstanding Amount, except that we may, at our option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(105,624)	$(101,378)
Net cash (used in) provided by investing activities	$(375,818)	$16,990
Net cash provided by (used in) financing activities	$293,042	$(1,378)

Operating Activities

Cash used in operating activities during the three months ended March 31, 2025 was $105.7 million, which resulted from a net loss of $68.0 million and a net change in our operating assets and liabilities of $75.1 million, offset by non-cash charges of $37.5 million. Non-cash charges primarily consisted of $31.8 million of loss on marketable equity securities, $23.0 million of stock-based compensation, and $20.4 million of depreciation and amortization, offset by deferred income taxes of $46.2 million. The net change in our operating assets and liabilities was primarily the result of a $45.2 million increase in accounts receivable due to increased sales and timing of customer payments, a $27.6 million decrease in accrued expenses and other, primarily due to decreased payroll taxes from RSU settlements, a $12.4 million decrease in deferred revenue, offset by an increase in accounts payable of $23.6 million due to timing of payments.

Cash used in operating activities during the three months ended March 31, 2024 was $101.4 million, which resulted from a net loss of $64.7 million and a net change in our operating assets and liabilities of $51.1 million, offset by non-cash charges of $14.5 million. Non-cash charges primarily consisted of $9.2 million of depreciation and amortization, $4.7 million of change in fair value of warrant asset, $2.2 million of PIK interest added to principal, $1.7 million of non-cash operating lease costs, and amortization of the warrant contract asset of $1.2 million offset by $6.2 million of the gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $16.0 million decrease in deferred revenue, $13.6 million increase in accounts receivable due to increased sales and timing of customer payments, and a decrease of $12.1 million in accounts payable.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 was $375.8 million, which was the result of $380.8 million cash paid related to the Ambry and Deep 6 acquisitions, purchases of property and equipment of $2.1 million, and $1.3 million of purchases of capitalized software from the Ambry Acquisition, offset by proceeds from the sale of marketable equity securities of $8.3 million.

Cash provided by investing activities during the three months ended March 31, 2024 was $17.0 million, which was the result of proceeds from the sale of marketable equity securities of $23.1 million, offset by purchases of property and equipment of $6.1 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 was $293.0 million, which was the result of net proceeds from the Additional Term Loan Facility of $196.0 million, and net proceeds from the Revolving Credit Facility of $98.0 million, offset by $1.0 million of payment of deferred financing fees.

Cash used in financing activities during the three months ended March 31, 2024 was $1.4 million, which was primarily due to payment of indemnity holdback related to an acquisition of $0.8 million.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025 as described in the Form 10-K for the year ended December 31, 2024. The following accounting policy relating to business combinations is disclosed in connection with the acquisition of Ambry.

Business Combinations

In accordance with ASC Topic 805, Business Combinations, the Company uses the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition often requires the application of judgment regarding estimates and assumptions. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customer relationships, acquired trade names, and acquired developed technology. All acquisition costs are expensed as incurred.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $153.3 million held primarily in cash deposits and money market funds. As of March 31, 2025, we had $575.7 million outstanding under our Term Loan Facilities and Revolving Credit Facility, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates under our Term Loan Facilities and Revolving Credit Facility would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through March 31, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of March 31, 2025 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

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

While we believe our programs and payments comply with the Anti-Kickback statute, no assurance can be given as to the timing or outcome of the government’s investigation, or that it will not result in a material adverse effect on our business. In addition, we have received requests for medical records and billing information from certain Unified Program Integrity Coordinators or other third parties working on the government’s behalf regarding clinical diagnostic services provided by us to patients enrolled in the Medicare and Medicaid programs. We have responded to all such requests for information.

On June 11, 2024, Guardant Health Inc., or Guardant, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. On March 14, 2025, Tempus filed multiple counterclaims against Guardant under the Lanham Act and related states statutes alleging, among other things, that Guardant’s advertisements were false and misleading. Tempus filed a separate patent infringement complaint against Guardant in the U.S. District Court for the Southern District of California alleging that certain Guardant products infringe U.S. Patent Nos. 12,112,839, 11,640,859, 10,957,041, and 10,991,097. All cases are pending.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24,

2025. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with our acquisition of Deep 6 AI, Inc., or Deep 6, on March 11, 2025, we issued 269,280 shares of our Class A common stock to certain former stockholders of Deep 6. We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

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

We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSU Net Settlement and for working capital for the quarter ended March 31, 2025. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus dated as of June 13, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on June 17, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Nadja West, Director	Adoption	December 3, 2024	X		8,443	December 1, 2025(1)
Eric Lefkofsky, Chief Executive Officer, Founder and Director	Adoption(2)	February 27, 2025	X		1,995,000(3)	July 2, 2026
Eric Lefkofsky, Chief Executive Officer, Founder and Director	Modification(4)	March 4, 2025	X		3,990,000(5)	July 2, 2026
Ryan Bartolucci, Chief Accounting Officer	Adoption(6)	March 14, 2025	X		To Be Determined(7)	July 1, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
All transactions under this Rule 10b5-1 trading plan were completed in the first quarter of 2025 and no additional sales will occur under this trading plan.
(2)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1 and the conclusion of Mr. Lefkofsky’s prior Rule 10b5-1 trading plan.
(3)
Represents the adoption of a Rule 10b5-1 trading plan by each of Blue Media, LLC and Gray Media, LLC, each an entity controlled by Mr. Lefkofsky, providing for the sale of up to 1,596,000 shares of Class A common stock held by Blue Media, LLC and up to 399,000 shares of Class A common stock held by Gray Media, LLC.
(4)
Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of the written plan adopted on February 27, 2025, as described above, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(5)
This Rule 10b5-1 trading plan adopted by each of Blue Media, LLC and Gray Media, LLC, each an entity controlled by Mr. Lefkofsky, provides for the sale of up to 3,192,000 shares of Class A common stock held by Blue Media, LLC and up to 798,000 shares of Class A common stock held by Gray Media, LLC.
(6)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1 and the conclusion of Mr. Bartolucci’s prior Rule 10b5-1 trading plan.
(7)
This Rule 10b5-1 trading plan provides for sales of up to 100% of the net number of shares received upon vesting of an aggregate of 30,414 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42130	3.1	June 17, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42130	3.2	June 17, 2024

10.1	Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of February 3, 2025, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, Ares Capital Corporation, as administrative agent and ACF Finco I LP, as revolving agent.	8-K	001-42130	10.1	February 3, 2025

10.2*	Forms of Restricted Stock Award Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

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

TEMPUS AI, INC.

Date: May 6, 2025	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)