Form 10-Q
period 2025-06-30
Tempus AI, Inc.
filed 2025-08-08
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-42130

Tempus AI, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-4903308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 5, 2025, there were 168,683,769 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

June 30, 2025

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$186,310	$340,954
Accounts receivable, net of allowances of $1,545 and $1,141 at June 30, 2025 and December 31, 2024, respectively	266,284	154,819
Inventory	47,600	38,386
Related party asset	2,535	—
Prepaid expenses and other current assets	36,476	26,135
Marketable equity securities	104,996	107,309
Total current assets	$644,201	$667,603
Property and equipment, net	92,563	58,056
Goodwill	325,793	73,343
Intangible assets, net	387,564	11,716
Investments and other assets	16,669	8,305
Investment in joint venture	95,718	91,450
Related party asset, less current portion	22,465	—
Operating lease right-of-use assets	38,651	14,762
Restricted cash	1,741	881
Total Assets	$1,625,365	$926,116

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	79,323	53,804
Related party payable	25,000	—
Accrued expenses	165,903	130,407
Deferred revenue(1)	100,477	75,981
Deferred other income	15,955	15,955
Other current liabilities	16,554	6,964
Operating lease liabilities	9,381	6,459
Accrued data licensing fees	5,567	1,500
Total current liabilities	$418,160	$291,070
Operating lease liabilities, less current portion	45,866	26,199
Convertible promissory note	226,342	168,192
Other long-term liabilities	9,508	15,980
Revolving credit facility	100,000	—
Interest payable	5,084	70,450
Long-term debt, net	471,663	267,244
Deferred other income, less current portion	15,955	23,932
Deferred revenue, less current portion	23,225	6,710
Total Liabilities	$1,315,803	$869,777

(1) Includes related party deferred revenue of $36,685 and $0 as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively, no shares issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $0 at June 30, 2025 and December 31, 2024, respectively	$—	$—
Stockholders' equity
Class A Voting Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 168,580,827 and 157,076,972 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17	16
Class B Voting Common Stock, $0.0001 par value, 5,500,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 5,043,789 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Non-voting Common Stock, $0.0001 par value, no shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	—	—
Treasury Stock, 145,466 shares at June 30, 2025 and December 31, 2024, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,566,412	2,210,664
Accumulated Other Comprehensive Income	8,448	94
Accumulated deficit	(2,261,714)	(2,150,834)
Total Stockholders' equity	$309,562	$56,339
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$1,625,365	$926,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue
Genomics	$241,843	$112,324	$435,647	$214,893
Data and services(1)	72,792	53,645	134,725	96,896
Total net revenue	$314,635	$165,969	$570,372	$311,789
Cost and operating expenses
Cost of revenues, genomics	99,756	68,324	184,539	121,159
Cost of revenues, data and services	19,840	22,132	35,591	37,420
Technology research and development	34,482	77,908	67,873	104,975
Research and development	41,619	68,025	77,493	92,365
Selling, general and administrative	180,712	463,072	335,339	542,636
Total cost and operating expenses	376,409	699,461	700,835	898,555
Loss from operations	$(61,774)	$(533,492)	$(130,463)	$(586,766)
Interest income	1,093	1,718	2,906	2,749
Interest expense	(21,579)	(13,295)	(39,582)	(26,533)
Other income (expense), net	41,729	(7,048)	14,274	(6,299)
Loss before (provision for) benefit from income taxes	$(40,531)	$(552,117)	$(152,865)	$(616,849)
(Provision for) benefit from income taxes	(212)	(95)	45,968	(106)
Losses from equity method investments	(2,100)	—	(3,983)	—
Net Loss	$(42,843)	$(552,212)	$(110,880)	$(616,955)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(11,540)	—	(39,347)
Cumulative undeclared dividends on Series C preferred shares	—	(668)	—	(1,174)
Net loss attributable to common shareholders, basic and diluted	(42,843)	(564,420)	(110,880)	(657,476)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(6.86)	$(0.64)	$(9.02)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	173,381	82,325	171,960	72,930
Comprehensive Loss, net of tax
Net loss	$(42,843)	$(552,212)	$(110,880)	$(616,955)
Foreign currency translation adjustment	3,756	(43)	8,354	(99)
Comprehensive loss	$(39,087)	$(552,255)	$(102,526)	$(617,054)

(1) Includes related party revenue of $15,908, $108, $16,539, $215 for the three and six months ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(110,880)	$(616,955)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$—	$(900)
Stock-based compensation	45,429	488,313
Gain on warrant exercise	—	(173)
Gain on marketable equity securities	(6,007)	(2,541)
Deferred income taxes	(46,216)	—
Losses from equity method investments	3,983	—
Amortization of original issue discount	1,169	691
Amortization of deferred financing fees	332	255
Change in fair value of contingent consideration	—	165
Change in fair value of holdback liability	312	—
Amortization of warrant contract asset	—	2,422
Depreciation and amortization	48,385	18,348
Provision for bad debt expense	625	327
Change in fair value of warrant asset	—	7,700
Non-cash operating lease costs	4,573	3,252
Minimum accretion expense	108	92
PIK interest added to principal	7,157	4,366
Change in assets and liabilities
Accounts receivable	(49,155)	(23,971)
Inventory	1,974	(3,845)
Prepaid expenses and other current assets	(188)	(12,409)
Investments and other assets	(11,073)	1,294
Accounts payable	7,025	(33,371)
Deferred revenue(1)	36,836	(28,669)
Deferred other income	(7,977)	—
Accrued data licensing fees	3,957	(2,749)
Accrued expenses & other	6,991	(2,805)
Interest payable	7,122	7,287
Operating lease liabilities	(5,942)	(4,582)
Net cash used in operating activities	$(61,460)	$(198,458)

Investing activities
Purchases of property and equipment	$(9,588)	$(14,116)
Proceeds from sale of marketable equity securities	8,316	23,098
Business combinations, net of cash acquired (Note 4)	(380,762)	—
Purchases of capitalized software	(3,295)	—
Net cash (used in) provided by investing activities	$(385,329)	$8,982

(1) Includes increase in related party deferred revenue of $36,685 and $0 as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$—	$381,951
Tax withholding related to net share settlement of restricted stock units	—	(69,918)
Issuance of Series G-5 Preferred Stock	—	199,750
Payment of deferred offering costs	—	(2,714)
Dividends paid	—	(5,625)
Proceeds from revolving credit facility, net of original issue discount	98,000	—
Proceeds from long-term debt, net of original issue discount	196,000	—
Payment of deferred financing fees	(958)	—
Payment of indemnity holdback related to acquisition	—	(813)
Net cash provided by financing activities	$293,042	$502,631
Effect of foreign exchange rates on cash	$(37)	$(90)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	$(153,784)	$313,065
Cash, cash equivalents and restricted cash, beginning of period	341,835	166,607
Cash, cash equivalents and restricted cash, end of period	$188,051	$479,672

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$186,310	$478,811
Restricted cash and cash equivalents	1,741	861
Total cash, cash equivalents and restricted cash	$188,051	$479,672

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$23,980	$13,921
Cash paid for income taxes	$136	$89

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$—	$5,487
Purchases of property and equipment, accrued but not paid	$6,863	$1,108
Redemption of convertible promissory note	$14,338	$12,476
Non-voting common stock issued in connection with business combinations	$—	$344
Deferred financing fees, accrued but not yet paid	$545	$—
Deferred offering costs, accrued but not yet paid	$95	$6,051
Operating lease liabilities arising from obtaining right-of-use assets	$606	$—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$1,348,809
Taxes related to net share settlement of restricted stock units not yet paid	$—	$164
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$12,347
Class A Voting Common Stock issued in connection with business combinations	$310,320	$—
Issuance of Series G-3 Preferred Stock	$—	$3,809
Issuance of Series G-4 Preferred Stock	$—	$611
Convertible promissory note principal reset due to amendment	$72,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	6,391,439	1	—	—	—	—	(1)	—	—	(0)
Issuance of common stock in connection with business combinations	5,112,416	0	—	—	—	—	310,320	—	—	310,320
Stock-based compensation expense	—	—	—	—	—	—	45,429	—	—	45,429
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8,354	8,354
Net loss	—	—	—	—	—	—	—	(110,880)	—	(110,880)
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	(145,466)	$(3,602)	$2,566,412	$(2,261,714)	$8,448	$309,562

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,651,848	0	—	—	—	—	—	—	(70,082)	—	—	(70,082)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	488,313		—	488,313
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(616,955)	—	(616,955)
Balance at June 30, 2024	—	$—	149,274,923	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,163,911	$(2,061,980)	$(94)	$98,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at March 31, 2025	167,989,074	$17	5,043,789	$1	(145,466)	$(3,602)	2,543,957	$(2,218,871)	$4,692	$326,194
Issuance of common stock upon settlement of restricted stock units, net	591,753	0	—		—	—	(0)	—	—	—
Stock-based compensation expense	—	—	—		—	—	22,455	—	—	22,455
Foreign currency translation adjustment	—	—	—		—	—	—	—	3,756	3,756
Net loss	—	—	—		—	—	—	(42,843)	—	(42,843)
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	(145,466)	$(3,602)	$2,566,412	$(2,261,714)	$8,448	$309,562

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at March 31, 2024	63,603,084	$1,134,802	58,367,961	$6	—	$—	5,214,943	$0	(145,466)	$(3,602)	18,689	$(1,489,467)	$(51)	$(1,474,425)
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Dividends	—	8,830	—	—	—	—	—	—	—	—	—	(11,540)	—	(11,540)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,651,848	0	—	—	—	—	—	—	(70,082)	—	—	(70,082)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	488,313	—	—	488,313
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(552,212)	—	(552,212)
Balance at June 30, 2024	—	$—	149,274,923	$15	5,043,789	$1	—	—	(145,466)	$(3,602)	$2,163,911	$(2,061,980)	$(94)	$98,251

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

The Company, based in Chicago, Illinois, was founded by Eric P. Lefkofsky, the Company’s CEO and Executive Chairman, and evolved from a business Mr. Lefkofsky founded called Bioin. Bioin originally was established as a limited liability company. Effective September 21, 2015, Bioin converted its legal form to a corporation organized and existing under the General Corporation Law of the State of Delaware. Bioin subsequently changed its legal name to Tempus Health, Inc. in September 2015, to Tempus Labs, Inc. in October 2016 and to Tempus AI, Inc. in December 2023. Effective August 7, 2025, the Company reincorporated, by conversion, from a Delaware corporation to a Nevada corporation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative payroll	$69,588	$39,042	$131,015	$76,630
Cloud and software	30,359	23,327	57,763	46,688
Other selling, general and administrative	80,765	400,703	146,561	419,318
Selling, general and administrative	$180,712	$463,072	$335,339	$542,636

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The Company believes that its existing cash and cash equivalents and marketable equity securities at June 30, 2025, inclusive of the proceeds from the Offering (as defined in Note 13) received in July 2025, will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

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

Based on the aggregate market value of shares of the Company’s Class A common stock held by non-affiliates as of June 30, 2025, the Company expects to become a “large accelerated filer” and no longer qualify as an emerging growth company as of December 31, 2025.

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

Genomics

The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $241.8 million and $112.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company recognized Genomics revenue of $435.6 million and $214.9 million for the six months ended June 30, 2025 and 2024, respectively.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $221.7 million and $101.7 million for the three months ended June 30, 2025 and 2024, respectively. The Company recognized revenue for clinical orders of $403.2 million and $195.1 million for the six months ended June 30, 2025 and 2024, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $20.1 million and $10.6 million for the three months ended June 30, 2025 and 2024, respectively. The Company recognized Genomics revenue for direct bill orders of $32.4 million and $19.8 million for the six months ended June 30, 2025 and 2024, respectively.

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
•
Multi-year data subscriptions – Customer licenses de-identified records, and the Company accounts for the service as a right to access license and one performance obligation. Revenue is recognized as access to the dataset is provided, ratably over-time, with the measure of progress time-based.
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
•
Cloud hosting services – The Company provides cloud hosting services to customers via a third party cloud infrastructure provider. Revenue is recognized as the related compute and storage costs are incurred by the customer.

The Company recognized revenue from Insights products of $57.2 million and $40.7 million for the three months ended June 30, 2025 and 2024, respectively and $106.7 million and $72.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

The Company recognized revenue from Trials products of $9.8 million and $10.5 million for the three months ended June 30, 2025 and 2024, respectively and $19.5 million and $21.8 million for the six months ended June 30, 2025 and 2024, respectively.

For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and other revenue from pharmaceutical companies, non-for-profits, and researchers of $72.8 million and $53.6 million for the three months ended June 30, 2025 and 2024, respectively and $134.7 million and $96.9 million for the six months ended June 30, 2025 and 2024, respectively.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $390.5 million as of June 30, 2025, of which the Company expects to recognize approximately 45% as revenue over the next year, and the remaining 34% and 21% of its remaining performance obligations as revenue in years two and three, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of June 30, 2025 and December 31, 2024 included contract assets of $3.1 million and $4.1 million, respectively.

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

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024. The Company will pay up to $12.0 million to Personalis over three years as certain milestones are met, $11.0 million of which has been paid as of June 30, 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 16). As of June 30, 2025 and December 31, 2024, there was $4.5 million and $3.0 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $50.4 million and $39.5 million during the six months ended June 30, 2025 and 2024, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

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

The Company incurred $7.2 million of transaction costs related to the Ambry Acquisition, of which $1.5 million and $4.5 million were recorded within Selling, general and administrative expense in the consolidated statement of operations during the three and six months ended June 30, 2025, respectively.

The following table summarizes the allocation of the aggregate purchase price of the Ambry Acquisition (in thousands):

Assets
Cash	$20,555
Accounts receivable	62,853
Inventory	11,188
Prepaid expenses and other current assets	10,153
Total current assets	$104,749
Property and equipment, net	38,560
Operating lease right-of-use assets	26,198
Investments and other assets	268
Customer relationships	234,000
Trade names	33,000
Developed technology - software	18,000
Developed technology - biotech	114,000
Total assets acquired	$568,775

Liabilities
Accounts payable	$199
Accrued expenses	28,870
Operating lease liabilities	3,008
Deferred revenue	1,347
Total current liabilities	$33,424
Deferred revenue, less current portion	1,099
Operating lease liabilities, less current portion	23,259
Deferred tax liabilities	46,468
Other long-term liabilities	368
Total liabilities assumed	$104,618

Net assets acquired and liabilities assumed	$464,157
Goodwill	$231,186

Cash consideration	$397,296
Stock consideration	298,047
Total acquisition price	$695,343

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

The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$314,635	$238,817	$603,295	$395,261
Net loss	(41,326)	(568,490)	(149,723)	(586,926)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The unaudited pro forma financial information for the three and six months ended June 30, 2024 combines the Company's financial results and the historical results of Ambry for the three and six months ended June 30, 2025 and 2024. Included in the adjustment is a $46.2 million tax benefit for the three months ended June 30, 2025 from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended June 30, 2025, Ambry contributed $97.3 million in net revenue within Genomics revenue and $2.2 million of net income to the consolidated Tempus results. For the six months ended June 30, 2025, Ambry contributed $160.8 million in net revenue within Genomics revenue and $7.7 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations ("ASC 805"), the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of June 30, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are intangible assets and deferred income taxes. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Closing Date.

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

The acquisition resulted in goodwill of $21.1 million. The aggregate acquisition date fair value of consideration for the Deep 6 acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back and is payable within five business days of March 11, 2026. The $0.8 million holdback liability is recognized within Other current liabilities. The holdback liability is remeasured at fair value in each period following the closing within selling, general and administrative expense.

SEngine

On October 3, 2023, the Company acquired all of the issued and outstanding interests of SEngine Precision Medicine LLC (“SEngine”), a Delaware limited liability company. The acquisition gives the Company access to SEngine’s meaningful organoid repository, advanced bioinformatics capabilities, and PARIS test platform.

The acquisition resulted in goodwill of $9.6 million. The aggregate acquisition date fair value of consideration for the SEngine acquisition totaled $9.9 million. Consideration consisted of $2.8 million of cash and $6.3 million of non-voting common stock. The transaction also includes contingent consideration of up to 35,000 additional shares of non-voting common stock if a liquidity event is completed prior to December 31, 2027. The contingent consideration liability is remeasured at fair value in each period following the closing within selling, general and administrative expense. In accordance with the terms of the agreement, $1.4 million in equity was held back and is payable on October 3, 2024, which is net of a net working capital adjustment less than $0.1 million. The Company issued 429 shares of non-voting common stock to the selling corporation in February 2024 related to the net working capital adjustment. In December 2024, the Company issued 19,620 shares of Class A common stock as payment of the contingent consideration. As of June 30, 2025, no other amounts are due under the contingent consideration or holdback agreements.

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

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$135,572	$110,011
Leasehold improvements	60,598	46,809
Furniture and fixtures	6,936	6,633
Building	1,234	—
Land	9,850	—
Total property and equipment, gross	214,190	163,453
Less: accumulated depreciation	(121,627)	(105,397)
Property and equipment, net	$92,563	$58,056

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue, genomics	$3,994	$3,293	$7,635	$6,674
Cost of revenue, data and services	111	—	283	—
Selling, general and administrative costs	4,242	3,122	8,312	6,010
Total depreciation	$8,347	$6,415	$16,230	$12,684

Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and employee benefits	$37,792	$24,767
Accrued expenses	84,543	51,147
Accrued employer payroll tax related to stock-based compensation	5,823	24,439
Accrued cloud storage costs	29,263	21,394
Interest payable	8,482	8,660
Total accrued expenses	$165,903	$130,407

6.
GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During the six months ended June 30, 2025, goodwill of $252.3 million was recorded in connection with the Ambry Acquisition and Deep 6 Acquisition. There were no goodwill additions for the three months ended June 30, 2025 or the three and six months ended June 30, 2024. The Company recorded no impairment loss during the three and six months ended June 30, 2025 and 2024.

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

During the three months ended June 30, 2025 the Company recorded $5.7 million in licensed data related to de-identified data obtained through amended agreements and $2.0 million in capitalized software. During the six months ended June 30, 2025, the Company recorded an additional $234.0 million in customer relationships, $114.0 million in developed technology - biotech, $33.0 million in trade names, $18.0 million in developed technology - software, $5.7 million in licensed data, and $3.3 million in capitalized software. During the three and six months ended June 30, 2024, the Company did not record any additions in intangible assets.

There were no impairment charges recognized related to intangible assets during the three and six months ended June 30, 2025 and 2024, respectively.

The following table summarizes intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$30,772	$223,778	$20,550	$15,606	$4,944
Licensed data	25,718	20,248	5,470	20,010	17,828	2,182
Website domain	19	—	19	19	—	19
Trade names	41,000	5,964	35,036	8,000	3,429	4,571
Capitalized software	3,295	34	3,261	—	—	—
Developed technology - biotech	114,000	9,500	104,500	—	—	—
Developed technology - software	18,000	2,500	15,500	—	—	—
	$456,582	$69,018	$387,564	$48,579	$36,863	$11,716

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $19.7 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $32.2 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of June 30, 2025, the estimated future amortization expense related to intangible assets is as follows (in thousands):

7/1/2025 - 12/31/2025	$37,833
2026	73,953
2027	69,049
2028	63,245
2029	61,602
2030	40,534
Thereafter	41,329
Total	$387,545

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of June 30, 2025, the carrying value of the investment in SB Tempus was $95.7 million. The Company's share of losses from SB Tempus are recorded in Other income (expense), net.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into data and services revenue over the term of the license subscription which ends on March 31, 2026. For the three and six months ended June 30, 2025, the Company recognized $6.2 million and $12.5 million, respectively, in Data and services revenue related to the Data License Agreement.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income (expense), net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For the three and six months ended June 30, 2025, the Company recognized $4.0 million and $8.0 million, respectively, related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended June 30, 2025 and 2024, the Company recognized data licensing and cloud computing expenses of $9.1 million and $9.8 million, respectively, related to non-cancelable arrangements. For the six months ended June 30, 2025 and 2024, the Company recognized data licensing and cloud computing expenses of $23.3 million and $20.6 million, respectively, related to non-cancelable arrangements.

As of June 30, 2025, future payments under these contractual obligations were as follows (in thousands):

7/1/2025 - 12/31/2025	$29,264
2026	45,161
2027	33,371
2028	29,517
2029	24,225
2030 and thereafter	2,667
Total purchase obligations	164,205
Less: Current portion of purchase obligations	53,646
Total long-term purchase obligations	$110,559

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the three and six months ended June 30, 2025 and 2024.

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

The components of total lease costs for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,484	$1,578	$4,573	$3,252
Variable lease cost	1,953	1,475	3,598	2,883
Short-term lease costs	219	190	644	361
Sublease income	(45)	(22)	(89)	(45)
Total lease costs	$4,611	$3,221	$8,726	$6,451

Lease term and discount rate as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	5.5	5.1
Weighted-average discount rate
Operating leases	6.0%	6.8%

As of June 30, 2025, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
7/1/2025 - 12/31/2025	$6,583
2026	11,622
2027	11,839
2028	12,305
2029	8,901
2030	6,435
Thereafter	7,348
Total minimum lease payments	65,033
Less: Amount representing interest	9,786
Present value of net minimum lease payments	55,247
Less: Current portion of lease liabilities	9,381
Total long-term lease liabilities	$45,866

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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based restricted stock awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of June 30, 2025, there were 6,355,699 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

The Company granted 1,616,377 and 1,838,670 RSUs during the three and six months ended June 30, 2025, respectively. The Company granted 0 and 26,059 RSAs during the three and six months ended June 30, 2025, respectively, with a weighted-average grant date fair value of $45.58. Stock-based compensation on these awards is recognized on a straight-line basis over the requisite service periods of the awards. The Company recognized an immaterial amount of stock-based compensation related to the RSAs during the three and six months ended June 30, 2025.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues, genomics	$1,420	$11,327	$2,455	$11,327
Cost of revenues, data and services	693	7,229	1,304	7,229
Technology research and development	3,285	50,434	6,604	50,434
Research and development	2,335	42,233	4,317	42,233
Selling, general and administrative	14,722	377,090	30,749	377,090
Total stock-based compensation	$22,455	$488,313	$45,429	$488,313

13.
DEBT

Credit Facilities

On September 22, 2022, the Company entered into a Credit Agreement (the “Original Credit Agreement”) with Ares Capital Corporation (“Ares”) for a senior secured loan (the “Term Loan Facility”), in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Original Credit Agreement was amended on April 25, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $50.0 million, less original issue discount of $1.3 million, and was further amended on October 11, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $35.0 million, less original issue discount of $0.9 million. On February 3, 2025, the Company entered into a Third Amendment Agreement (the "Third Amendment Agreement") which, among other things, provided for an additional $200.0 million tranche of senior secured term loans (the “Additional Term Loan Facility”), and together with the Term Loan Facility, the “Term Loans”) and $100.0 million in priority revolving loan commitments (the “Revolving Credit Facility” and loans thereunder, the “Revolving Loans”). The Company received $194.0 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030. The Term Loan Facility matures in September 2027. The Term Loan Facility and the Additional Term Loan Facility (together, the Term Loan Facilities") and Revolving Credit Facility (together with the Term Loan Facilities, the “Credit Facilities”) are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate (“SOFR”) loans. The Third Amendment Agreement was accounted for as a debt modification.

The Company has the option to convert the borrowing type to either a Base Rate Borrowing, which bears interest based on a Base Rate, defined as the greatest of the (a) the “Prime Rate” appearing the “Money Rates” section of the Wall Street Journal or another national publication selected by the Agent, (b) the Federal Funds Rate plus 0.50%, (c) Term SOFR for a one-month tenor in effect on such day plus 1.00% in each instance as of such day and (d) 2.00%, or a SOFR Borrowing, which bears interest based on

Term SOFR. Additionally, the Company may make either a paid-in-kind ("PIK") election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Third Amendment Agreement (the “Credit Agreement”), through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which the Company elects to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the PIK interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin ranging from 5.75% to 6.75% and Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin of 4% or 4.5% and Term SOFR plus a margin of 5% or 5.5%, respectively, and the PIK interest rate will be 3.25%. The applicable margin for any interest period for which the Company elects to pay interest in cash will be based on a consolidated first lien leverage ratio and whether the Company has satisfied certain junior capital raising requirements. The applicable margin for any interest period for which the Company elects to pay interest in kind will be based on whether the Company has satisfied certain junior capital raising requirements.

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

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. The Company was in compliance with all covenants in the Credit Agreement as of June 30, 2025.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

On June 30, 2025, in conjunction with the private offering (the “Offering”) of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the “Notes”), the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment Agreement”). The Fourth Amendment Agreement amended the terms of the Credit Agreement to (i) permit the Offering and the related derivative transactions and (ii) provide that the Offering satisfies the junior capital raise requirement set forth in the Credit Agreement. A failure to timely satisfy the junior capital raise requirement would have resulted in a 0.50% per annum increase in the applicable margin from and after January 1, 2026. Except as noted above, the material terms of the Credit Agreement were not amended. See Note 18, Subsequent Events for additional information regarding the Offering. The Fourth Amendment Agreement was accounted for as a debt modification.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the unamortized original issue discount was $6.8 million and $3.8 million, respectively, and the unamortized deferred financing fees were $1.1 million and $1.4 million, respectively. The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the consolidated balance sheets. As of June 30, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.8 million and $0.9 million, respectively.

Through June 30, 2025, the Company has not made any principal repayments on the Credit Facilities. During the six months ended June 30, 2025, the Company made $24.0 million in interest payments.

The Company recognized interest expense of $15.2 million and $27.7 million related to the Term Loans, which represented an effective interest rate of 3.2% and 5.9%, during the three and six months ended June 30, 2025, respectively. The Company recognized interest expense of $9.2 million and $18.3 million related to the Term Loan Facility, which represented an effective interest rate of 3.4% and 6.9%, during the three and six months ended June 30, 2024, respectively. The Company recognized interest expense of $2.0 million and $3.3 million related to the Revolving Credit Facility, which represented an effective interest rate of 2.0% and 3.3% during the three and six months ended June 30, 2025, respectively.

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

The Company recognized interest expense of $3.6 million and $3.7 million during the three months ended June 30, 2025 and 2024, respectively. The Company recognized interest expense of $7.1 million and $7.3 million during the six months ended June 30, 2025 and 2024, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within Other long-term liabilities on the condensed consolidated balance sheet.

14.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the three and six months ended June 30, 2025 and 2024, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(42,843)	$(552,212)	$(110,880)	$(616,955)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(11,540)	—	(39,347)
Cumulative undeclared dividends on Series C preferred shares	—	(668)	—	(1,174)
Net loss attributable to common stockholders	$(42,843)	$(564,420)	$(110,880)	$(657,476)
Denominator:
Weighted-average common shares outstanding, basic and diluted	173,381	82,325	171,960	72,930
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(6.86)	$(0.64)	$(9.02)

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

	As of June 30,
	2025	2024
Stock options outstanding	—	210,000
Astrazeneca warrant	—	2,702,703
Deep 6 holdback liability	17,372	—
SEngine holdback liability	—	41,007
Unvested RSUs	6,670,364	6,683,129
Unvested RSAs	23,887	—
SEngine contingent consideration	—	35,000
Total potentially dilutive shares	6,711,623	9,671,839

As disclosed in Note 12, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As the liquidity event performance condition was satisfied upon completion of the IPO, as of June 30, 2025 and June 30, 2024, these shares are included in potentially dilutive shares.

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

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $0.2 million and income tax benefit of $46.0 million, respectively. This benefit is the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to a preliminary estimate of $46.2 million net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. Income tax expense for the three and six months ended June 30, 2024 was not material.

Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

The effective tax rate for the six months ended June 30, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the quarter.

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

The Credit Facilities and the Second Amended Note were not recorded at fair value. The fair values of the Credit Facilities and the Second Amended Note approximated their carrying values as of June 30, 2025 and December 31, 2024. Estimates of the fair values of the Credit Facilities and the Second Amended Note are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$104,996	$104,996	$—	$—
Liabilities
Holdback liability	1,104	1,104	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$107,309	$107,309	$—	$—

For the three and six months ended June 30, 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3). For the three and six months ended June 30, 2024, the Company recognized a gain of $1.7 million and $0.9 million, respectively, in Other income (expense), net due to the change in fair value of the warrant liability determined by Level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares of Class A common stock were received as payment of accounts receivable. During the three months ended June 30, 2025 and 2024, the Company did not sell any shares of Recursion Class A common stock. During the six months ended June 30, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. During the six months ended June 30, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 for aggregate proceeds of $23.1 million.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other income (expense), net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains and losses recorded during the three and six months ended June 30, 2025 and 2024 that relate to marketable equity securities held as of June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (gain) loss during the period on marketable equity securities	$(37,812)	$3,705	$(6,007)	$(2,541)
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	—	(3,264)	(6,081)
Unrealized (gain) loss recognized during the period on marketable equity securities still held at the reporting date	$(37,812)	$3,705	$(2,743)	$3,540

17.
RELATED PARTIES

In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.5 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company subleases a portion of office space to this related party on a month-to-month basis. Sublease income received from the related party was insignificant for the three and six months ended June 30, 2025 and 2024.

Strategic Investment

The Company's Founder and Chief Executive Officer is a co-founder and serves as Executive Chairman of the board of Pathos AI, Inc. ("Pathos"). On August 19, 2021, the Company entered into a Master Agreement with Pathos, which was subsequently amended on February 12, 2024 (as amended, the "Amended and Restated Master Agreement"), for the purpose of furthering the commercialization efforts of drug development. In connection therewith, the Company received a warrant to purchase 23,456,790 shares, or approximately 15% of the then current outstanding equity in Pathos, for $0.0125 per share. The warrant will automatically exercise upon a change of control (as defined therein) or upon an IPO of Pathos’ securities. The Company also has an optional exercise election window during the last 10 days of the 20 year term of the warrant agreement. The Amended and Restated Master Agreement provides for an initial term of five years, measured from February 2024, with a subsequent five-year renewal provision unless the agreement is terminated. Either party may terminate the agreement after the initial five-year term by prior written notice to the other party.

On April 17, 2025, the Company entered into an Order Form (the "Order Form") regarding both the development of a foundation large multimodal model in the field of oncology (the “Foundation Model”) and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model, with Pathos under the Amended and Restated Master Agreement (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the Statement of Work with AstraZeneca under the Master Services Agreement, dated November 17, 2021 between the Company and AstraZeneca, as amended form time to time (the Master Services Agreement and the Statement of Work are collectively referred to herein as the “MSA”), (ii) the Company will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay the Company data license fees of $200 million over a three-year period, including an upfront payment of $50 million paid as of April 2025, (iv) the Company will provide a secure cloud environment to host the Foundation Model, for which Pathos will pay the Company the first $60 million of cloud compute costs, (v) the Company will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (vi) in consideration of Pathos’ commitments under the Pathos Master Agreement, the Company will pay Pathos $35 million. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to the Company in shares of Pathos’ Series D Preferred Stock.

The Company has entered into various agreements with Pathos, encompassing the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $15.9 million and $0.1 million of revenue from Pathos for the three months ended June 30, 2025 and 2024, respectively. The Company has recognized $16.5 million and $0.2 million of revenue from Pathos for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the amount due to related parties was $25.0 million and $0, respectively. As of June 30, 2025 and December 31, 2024, the amount due from related parties was $2.2 million and $4.3 million, respectively.

As of June 30, 2025, related party asset and related party asset, less current portion were $2.5 million and $22.5 million, respectively. As of December 31, 2024, the related party asset and related party asset, less current portion were both $0. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of June 30, 2025, deferred revenue and deferred revenue, less current portion includes $36.7 million and $0 million of related party deferred revenue, respectively. As of December 31, 2024, there was no related party deferred revenue.

18.
SUBSEQUENT EVENTS

Convertible Senior Notes

On July 3, 2025, the Company completed the Offering of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, including the exercise in full of the initial purchasers’ over-allotment option to purchase up to an additional $100.0 million principal amount of the Notes.

The Notes are general unsecured obligations of the Company and will mature on July 15, 2030, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 15, 2030, only upon satisfaction of one or more of the following conditions: (1) during any calendar quarter commencing after the fiscal quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate for the Notes on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called for redemption; or (4) upon the occurrence of specified corporate events. On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company’s election.

The conversion rate for the Notes will initially be 11.8778 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of Class A common stock. The conversion rate for the Notes is subject to adjustment under certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with a corporate event or convert its Notes called for redemption during the related redemption period.

The Company may not redeem the Notes prior to July 20, 2028. The Company may redeem for cash all or any portion of the Notes, at its option, on or after July 20, 2028, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption, as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the Notes.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

Capped Call Transactions

In connection with the pricing of the Notes on June 30, 2025, and in connection with the exercise in full by the initial purchasers of their over-allotment option to purchase additional Notes on July 1, 2025, the Company entered into capped call transactions (the "Capped Call"), effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share and is subject to certain adjustments.

Proceeds

The Company's net proceeds from the Offering were approximately $725.9 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used a portion of the net proceeds from the Offering to repay $293.5 million of the Term Loan Facilities, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment results in a loss on debt extinguishment of approximately $18.5 million. Additionally, the Company paid approximately $41.8 million cost of the Capped Call. The Company expects to use the remaining net proceeds from the Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

Leases

On August 1, 2025 (the "Commencement Date"), the Company entered into a lease agreement for office space located in New York, New York. The term of the lease agreement is for 120 months, with rent payments commencing on November 1, 2026 (the "Rent Commencement Date") and ending on October 31, 2036. The Company expects total rent payments to equal approximately $35.0 million over the lease term.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.

At the Market Sales Agreement

On August 8, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell from time to time, at its option, shares of Class A common stock through the Sales Agents. The issuance and sale, if any, of shares of Class A Common Stock under the Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus included therein (the “ATM Prospectus”), in each case to be filed with the Securities and Exchange Commission. In accordance with the terms of the Sales Agreement, under the ATM Prospectus, the Company may offer and sell shares of Class A common stock having an aggregate offering price of up to $500.0 million from time to time through the Sales Agents.

Grants of Performance-Based Restricted Stock Units

On August 7, 2025, the Compensation Committee of the Company’s board of directors approved grants of 2,569,600 PSUs under the 2024 Plan. The PSUs can be earned based on the satisfaction of certain performance-based vesting conditions during three overlapping performance periods—calendar year 2025, calendar years 2025 and 2026, and calendar years 2025, 2026 and 2027—and service-based vesting conditions following each of the performance periods.

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
•
the outcome of pending or threatened litigation;
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

We primarily operate in the United States and generated total revenue of $314.6 million and $166.0 million in the three months ended June 30, 2025 and 2024, respectively, and $570.4 million and $311.8 million in the six months ended June 30, 2025 and 2024, respectively. We also incurred net losses of $42.8 million and $552.2 million in the three months ended June 30, 2025 and 2024, respectively, and $110.9 million and $617.0 million in the six months ended June 30, 2025 and 2024, respectively. We generated adjusted EBITDA of $(5.6) million and $(31.2) million in the three months ended June 30, 2025 and 2024, respectively, and $(21.8) million and $(75.1) million in the six months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Convertible Senior Notes

On July 3, 2025, we completed a private offering, or the Offering, of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes, including the exercise in full of the initial purchasers’ over-allotment option to purchase up to an additional $100.0 million principal amount of the Notes. The Notes are our general unsecured obligations and will mature on July 15, 2030, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. Refer to Note 18 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the issuance and terms of the Notes and the Capped Call transaction (as defined in “—Liquidity and Capital Resources—Senior Convertible Notes”).

Our net proceeds from the Offering were approximately $725.9 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $293.5 million of the Term Loan Facilities (as defined in “—Liquidity and Capital Resources—Credit Facilities”), which includes repayment of the principal, accrued interest, and prepayment premium and to pay approximately $41.8 million cost of the Capped Call. We expect to use the remaining net proceeds from the Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

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

In connection with the closing of the acquisition, we entered into an amendment to the Credit Agreement (as defined in “—Liquidity and Capital Resources—Credit Facilities”), providing for an additional $200.0 million in senior secured term loans, or the Additional Term Loan Facility, and $100.0 million in senior secured revolving loan commitments, or the Revolving Credit Facility. We utilized borrowings under the Additional Term Loan Facility and the Revolving Credit Facility to fund the Cash Consideration for the acquisition and to pay fees and expenses related thereto.

Strategic Collaborations

AstraZeneca and Pathos

In April 2025, we entered into a series of agreements with AstraZeneca AB, or AstraZeneca, and Pathos regarding both the development of a foundation large multimodal model in the field of oncology, or the Foundation Model, and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model.

Specifically, we entered into a Statement of Work with AstraZeneca under the previously disclosed Master Services Agreement, dated November 17, 2021, as amended in October 2022, February 2023 and December 2023 (and as further amended from time to time, together with the Statement of Work, collectively referred to herein as the MSA). Pursuant to the MSA, (i) we will ensure that Pathos develops, and we provide AstraZeneca with, a Foundation Model which has been developed, validated, and maintained using de-identified datasets contributed by us, (ii) the Foundation Model will be developed, validated, and maintained by Pathos, (iii) AstraZeneca will pay us a fee of $35 million, and (iv) a syndicate of investors including AstraZeneca will contemporaneously execute a Stock Purchase Agreement with Pathos, or the SPA, as part of a preferred stock financing round of sufficient size given the obligations described herein.

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay us data license fees of $200 million over a three-year period, including an upfront payment of $50 million that has been paid as of April 2025 (iv) we will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we will pay Pathos $35 million. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock.

AstraZeneca

As previously disclosed, in November 2021, we entered into the MSA with AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220 million on such products and services during the term of the MSA. The term of the MSA will continue through December 31, 2026, unless terminated sooner. The minimum commitment may increase from $220 million to $320 million through December 2028 at AstraZeneca's election.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $41.6 million and $68.1 million during the three months ended June 30, 2025 and 2024, respectively, and $77.5 million and $92.4 million during the six months ended June 30, 2025 and 2024 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Genomics, this entails our field salesforce developing relationships with individual physicians, genetic counselors, and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners. For AI Applications, this entails demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 8,000 physicians and we have worked with over 200 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2024 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $34.5 million and $77.9 million during the three months ended June 30, 2025 and 2024, respectively, and $67.9 million and $105.0 million, in the six months ended June 30, 2025 and 2024, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Macroeconomic Conditions

A significant portion of our current Data and services products sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industry. Demand for our Data and services products could be affected by factors that adversely affect the life sciences industry, including macroeconomic and market conditions that may adversely impact earlier stage biotechnology companies such as substantial new tariffs and other restrictive trade policies.

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

Other Income (Expense), Net

Other income (expense), net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus Corp., or SB Tempus, and any changes in fair value related to our warrant assets and liabilities. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion and Personalis, Inc., or Personalis, which are recorded within marketable equity securities. These shares are marked to market each reporting period. We issued a warrant to our customer AstraZeneca in conjunction with the signing of the MSA in November 2021. We have a warrant asset related to a November 2023 Commercialization and Reference Laboratory Agreement with Personalis, which was exercised in August 2024. The fair value of the warrant assets and liabilities are measured each reporting period.

(Provision for) benefit from income taxes

(Provision for) benefit from income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business, as adjusted for non-deductible expenses, and changes in the valuation of our deferred tax assets and liabilities. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint venture, SB Tempus. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding SB Tempus.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue
Genomics	$241,843	$112,324	$435,647	$214,893
Data and services	72,792	53,645	134,725	96,896
Total net revenue	$314,635	$165,969	$570,372	$311,789
Cost and operating expenses
Cost of revenues, genomics	99,756	68,324	184,539	121,159
Cost of revenues, data and services	19,840	22,132	35,591	37,420
Technology research and development	34,482	77,908	67,873	104,975
Research and development	41,619	68,025	77,493	92,365
Selling, general and administrative	180,712	463,072	335,339	542,636
Total cost and operating expenses	376,409	699,461	700,835	898,555
Loss from operations	$(61,774)	$(533,492)	$(130,463)	$(586,766)
Interest income	1,093	1,718	2,906	2,749
Interest expense	(21,579)	(13,295)	(39,582)	(26,533)
Other income (expense), net	41,729	(7,048)	14,274	(6,299)
Loss before (provision for) benefit from income taxes	(40,531)	(552,117)	(152,865)	(616,849)
(Provision for) benefit from income taxes	(212)	(95)	45,968	(106)
Losses from equity method investments	(2,100)	—	(3,983)	—
Net Loss	$(42,843)	$(552,212)	$(110,880)	$(616,955)

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$241,843	$112,324	$129,519	115%
Data and services	72,792	53,645	19,147	36%
Total Net Revenue	$314,635	$165,969	$148,666	90%

The increase in revenue for the three months ended June 30, 2025, compared to the same period in 2024, was due to increased volume of tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 66,500 tests for the three months ended June 30, 2024 to approximately 212,000 tests for the three months ended June 30, 2025, of which 128,000 tests related to Hereditary testing.

Oncology tests increased from approximately 66,500 tests for the three months ended June 30, 2024 to approximately 84,000 tests for the three months ended June 30, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,500 for the three months ended June 30, 2024 to approximately $1,580 for the three months ended June 30, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $33.0 million increase in Genomics revenue.

Hereditary tests increased to approximately 128,000 tests for the three months ended June 30, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $97.3 million in Genomics revenue.

Data and Services

The increase in Data and services revenue for the three months ended June 30, 2025, compared to the same period in 2024, was driven primarily by $16.5 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the three months ended June 30, 2025 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$99,756	$68,324	$31,432	46%
Cost of revenues, data and services	19,840	22,132	(2,292)	-10%
Total	$119,596	$90,456	$29,140	32%

The increase in Cost of revenues for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to increases of $34.3 million in material and service costs, of which $21.9 million in material and services is due to the Ambry Acquisition, and $8.0 million in personnel-related costs from the Ambry Acquisition, offset by a decrease of $16.4 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to increases of $34.3 million in material and service costs, of which $21.9 million in material and services is due to the Ambry Acquisition, and $8.0 million in personnel-related costs from the Ambry Acquisition, offset by a decrease of $9.9 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Data and Services

The decrease in Cost of revenues, Data and services for the three months ended June 30, 2025, compared to the same period in 2024, was not material.

Technology Research and Development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$34,482	$77,908	$(43,426)	-56%

The decrease in Technology research and development expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $47.1 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $4.5 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $3.4 million is due to the Ambry Acquisition.

Research and Development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$41,619	$68,025	$(26,406)	-39%

The decrease in Research and development expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $39.9 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $10.3 million in personnel-related costs for employees in our research and development group, of which $8.0 million is due to the Ambry Acquisition.

Selling, General and Administrative

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$180,712	$463,072	$(282,360)	-61%

The decrease in Selling, general and administrative expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $362.4 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase $30.7 million in personnel-related costs, of which $19.7 million is due to the Ambry Acquisition, $16.8 million in amortization of intangibles acquired from the Ambry Acquisition, $6.3 million in software and tools costs, of which $3.6 million is due to the Ambry Acquisition, $3.0 million in cloud storage costs, $2.6 million in legal costs, and $2.0 million in acquisition costs.

Interest Income

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$1,093	$1,718	$(625)	-36%

The decrease in Interest income for the three months ended June 30, 2025, compared to the same period in 2024, was not material.

Interest Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(21,579)	$(13,295)	$(8,284)	62%

The increase in Interest expense for the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and the additional interest expense from the Additional Term Loan Facility and Revolving Credit Facility.

Other Income (Expense), net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$41,729	$(7,048)	$48,777	-692%

The change in Other income (expense), net for the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $41.5 million increase in income related to unrealized gains on marketable equity securities, a $5.2 million increase in income due to the change in fair value of our warrant asset, and an increase of $4.0 million in income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus, offset by a $1.7 million decrease in income due to the change in fair value of our warrant liability.

(Provision for) Income Taxes

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(212)	$(95)	$(117)	123%

The change in provision for income tax benefit (expense) for the three months ended June 30, 2025, compared to the same period in 2024, was not material.

Losses from Equity Method Investments

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(2,100)	$—	$(2,100)	100%

The increase in losses from equity method investments for the three months ended June 30, 2025, compared to the same period in 2024, was due to the losses from SB Tempus.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$435,647	$214,893	$220,754	103%
Data and services	134,725	96,896	37,829	39%
Total Net Revenue	$570,372	$311,789	$258,583	83%

The increase in revenue for the six months ended June 30, 2025, compared to the same period in 2024, was due to increased volume and reimbursement of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 129,200 tests for the six months ended June 30, 2024 to approximately 365,000 tests for the six months ended June 30, 2025, of which 206,000 tests related to Hereditary testing.

Oncology tests increased from approximately 129,200 tests for the six months ended June 30, 2024 to approximately 159,000 tests for the six months ended June 30, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,480 for the six months ended June 30, 2024 to approximately $1,590 for the six months ended June 30, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $61.6 million increase in Genomics revenue.

Hereditary tests increased to approximately 206,000 tests for the six months ended June 30, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $160.8 million in Genomics revenue.

Data and Services

The increase in Data and services revenue for the six months ended June 30, 2025, compared to the same period in 2024, was driven primarily by $34.7 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the six months ended June 30, 2025 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the six months ended June 30, 2024.

Cost and Operating Expenses

Cost of Revenues

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$184,539	$121,159	$63,380	52%
Cost of revenues, data and services	35,591	37,420	(1,829)	-5%
Total	$220,130	$158,579	$61,551	39%

The increase in Cost of revenues for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to increases of $58.1 million in material and service costs, of which $32.4 million in material and services is due to the Ambry Acquisition, $16.2 million in personnel-related costs, of which $12.5 million is due to the Ambry Acquisition, offset by a decrease of $14.8 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to increases of $58.1 million in material and service costs, of which $32.4 million in material and services is due to the Ambry Acquisition, $16.0 million in personnel-related costs, of which $12.5 million is due to the Ambry Acquisition, offset by a decrease of $8.9 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Data and Services

The decrease in Cost of revenues, Data and services for the six months ended June 30, 2025, compared to the same period in 2024, was not material.

Technology Research and Development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$67,873	$104,975	$(37,102)	-35%

The decrease in Technology research and development expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $43.8 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $7.2 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $5.0 million is due to the Ambry Acquisition.

Research and Development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$77,493	$92,365	$(14,872)	-16%

The decrease in Research and development expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $37.9 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $15.5 million in personnel-related costs for employees in our research and development group, of which $12.2 million is due to the Ambry Acquisition, and $3.2 million in validation and regulatory costs.

Selling, General and Administrative

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$335,339	$542,636	$(207,297)	-38%

The decrease in Selling, general and administrative expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $346.3 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by increases of $54.4 million in personnel-related costs, of which $34.5 million is due to the Ambry Acquisition, $27.9 million in amortization of intangibles acquired from the Ambry Acquisition, $10.4 million in software and tools costs, of which $5.7 million is due to the Ambry Acquisition, $6.0 million in legal costs, and $5.5 million in acquisition costs.

Interest Income

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$2,906	$2,749	$157	6%

The increase in Interest income for the six months ended June 30, 2025, compared to the same period in 2024, was not material.

Interest Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(39,582)	$(26,533)	$(13,049)	49%

The increase in Interest expense for the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and additional interest expense from the Additional Term Loan Facility and Revolving Credit Facility.

Other Income (Expense), net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$14,274	$(6,299)	$20,573	-327%

The change in Other income (expense), net for the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by a $9.9 million increase in income due to the change in fair value of our warrant asset, $8.0 million in income from the IP License Agreement with SB Tempus, and by a $3.5 million increase in income related to gains on marketable equity securities, offset by a $0.9 million decrease in income related to the change in fair value of our warrant liability.

Benefit from (provision for) Income Taxes

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$45,968	$(106)	$46,074	NM(1)

(1) Not meaningful

The change in provision for income tax benefit (expense) for the six months ended June 30, 2025, compared to the same period in 2024, was due to a $46.2 million discrete tax benefit recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain net deferred tax assets of us.

Losses from Equity Method Investments

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(3,983)	$—	$(3,983)	100%

The increase in losses from equity method investments for the six months ended June 30, 2025, compared to the same period in 2024, was due to the losses from SB Tempus.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, (x) the G-4 Special Payment (as defined in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), (xi) amortization of deferred other income from our IP License Agreement with SB Tempus and (xii) franchise taxes related to our IPO. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Net loss	$(42,843)	$(552,212)	$(110,880)	$(616,955)
Interest income	(1,093)	(1,718)	(2,906)	(2,749)
Interest expense	21,579	13,295	39,582	26,533
Depreciation	8,347	6,415	16,230	12,684
Amortization	19,685	2,744	32,155	5,664
Provision for (benefit from) income taxes	212	95	(45,968)	106
EBITDA	$5,887	$(531,381)	$(71,787)	$(574,717)
Losses on equity method investments	2,100	—	3,983	—
Fair value changes(1)	(37,546)	4,870	(5,696)	4,280
Stock-based compensation expense	22,455	488,313	45,429	488,313
Employer payroll tax related to stock-based compensation	1,873	4,762	7,126	4,762
Acquisition related expenses(2)	1,992	—	5,521	—
G-4 Special Payment	—	2,250	—	2,250
Amortization of technology license	(3,988)	—	(7,977)	—
Franchise taxes related to IPO	1,647	—	1,647	—
Adjusted EBITDA	$(5,580)	$(31,186)	$(21,754)	$(75,112)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for acquisitions during the three and six months ended June 30, 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2025, we had an accumulated deficit of $2.3 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $188.1 million. In April 2024, we sold an aggregate of 3,489,981 shares of our Series G-5 convertible preferred stock at a price per share of $57.3069, for an aggregate purchase price of approximately $200.0 million in a private placement to an accredited investor. In June 2024, we completed our IPO, which resulted in net proceeds of $382.0 million after deducting underwriting discounts and commissions of $28.7 million. In July 2025, we completed the Offering, which resulted in net proceeds of $725.9 million after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us

Based on our current business plan, we believe our current cash and cash equivalents, marketable equity securities and anticipated cash flows from operations, will be sufficient to meet our anticipated cash requirements for more than twelve months from the date of this Quarterly Report on Form 10-Q. We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. As we grow our revenue, our accounts receivable and inventory balances will increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

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

Convertible Senior Notes

On July 3, 2025, we completed the Offering of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, including the exercise in full of the initial purchasers’ over-allotment option to purchase up to an additional $100.0 million principal amount of the Notes.

The Notes are general unsecured obligations of ours and will mature on July 15, 2030, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding April 15, 2030, only upon satisfaction of one or more of the following conditions: (1) during any calendar quarter commencing after the fiscal quarter ending on September 30, 2025 (and only during such calendar quarter), if the last reported sale price of our Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called for redemption; or (4) upon the occurrence of specified corporate events. On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.

The conversion rate for the Notes will initially be 11.8778 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of Class A common stock. The conversion rate for the Notes is subject to adjustment under certain circumstances. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption in respect of the Notes, we will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with a corporate event or convert its Notes called for redemption during the related redemption period.

We may not redeem the Notes prior to July 20, 2028. We may redeem for cash all or any portion of the Notes, at its option, on or after July 20, 2028, if the last reported sale price of the Class A common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date. If we redeem less than all the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption, as of, and after giving effect to, delivery of the relevant notice of redemption. No sinking fund is provided for the Notes.

If we undergo a fundamental change, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

In connection with the pricing of the Notes on June 30, 2025, and in connection with the exercise in full by the initial purchasers of their over-allotment option to purchase additional Notes on July 1, 2025, we entered into capped call transactions, or the Capped Call, effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share and is subject to certain adjustments.

Our net proceeds from the Offering were approximately $725.9 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $293.5 million of the Term Loan Facility (as defined below), which includes repayment of the principal, accrued interest, and prepayment premium. The repayment results in a loss on debt extinguishment of approximately $18.5 million.

Additionally, we paid approximately $41.8 million cost of the Capped Call from the proceeds of the Offering. We expect to use the remaining net proceeds from the Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

Credit Facilities

On September 22, 2022, we entered into a Credit Agreement, or the Original Credit Agreement, with Ares Capital Corporation, or Ares, for a senior secured loan, or the Term Loan Facility, in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Original Credit Agreement was amended on April 25, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $50.0 million, less original issue discount of $1.3 million, and was further amended on October 11, 2023 to, among other things, increase the original principal amount of the Term Loan Facility by $35.0 million, less original issue discount of $0.9 million. On February 3, 2025, we entered into a Third Amendment Agreement, or the Third Amendment Agreement, which, among other things, provided for an additional $200.0 million tranche of senior secured term loans, or the Additional Term Loan Facility, and together with the Term Loan Facility, the “Term Loan Facilities,” and the loans thereunder, the “Term Loans,” and $100.0 million in priority revolving loan commitments, or the Revolving Credit Facility, and loans thereunder, the “Revolving Loans”. We received $194.0 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030. The Term Loan Facility matures in September 2027. The Term Loan Facilities and Revolving Credit Facility, or together, the Credit Facilities, are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate, or SOFR, loans. The Third Amendment Agreement was accounted for as a debt modification.

The Company has the option to convert the borrowing type to either a Base Rate Borrowing, which bears interest based on a Base Rate, defined as the greatest of the (a) the “Prime Rate” appearing the “Money Rates” section of the Wall Street Journal or another national publication selected by the Agent, (b) the Federal Funds Rate plus 0.50%, (c) Term SOFR for a one-month tenor in effect on such day plus 1.00% in each instance as of such day and (d) 2.00%, or a SOFR Borrowing, which bears interest based on Term SOFR. Additionally, the Company may make either a paid-in-kind, or PIK, election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Third Amendment Agreement, or the Credit Agreement, through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 6.25% and Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus 4% and Term SOFR plus 5%, respectively, and the PIK interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin ranging from 5.75% to 6.75% and Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Base Rate and Term SOFR borrowings will be the Base Rate plus a margin of 4% or 4.5% and Term SOFR plus a margin of 5% or 5.5%, respectively, and the PIK interest rate will be 3.25%. The applicable margin for any interest period for which we elect to pay interest in cash will be based on a consolidated first lien leverage ratio and whether we have satisfied certain junior capital raising requirements. The applicable margin for any interest period for which we elect to pay interest in kind will be based on whether we have satisfied certain junior capital raising requirements.

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

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. We were in compliance with all covenants in the Credit Agreement as of June 30, 2025.

On June 30, 2025, in conjunction with the Offering, we entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment Agreement. The Fourth Amendment Agreement amends the terms of the Credit Agreement to (i) permit the Offering and the related derivative transactions and (ii) provide that the Offering satisfies the junior capital raise requirement set forth in the Credit Agreement. A failure to timely satisfy the junior capital raise requirement would have resulted in a 0.50% per annum increase in the applicable margin from and after January 1, 2026. Except as noted above, the material terms of the Credit Agreement were not amended.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(61,460)	$(198,458)
Net cash (used in) provided by investing activities	$(385,329)	$8,982
Net cash provided by financing activities	$293,042	$502,631

Operating Activities

Cash used in operating activities during the six months ended June 30, 2025 was $61.5 million, which resulted from a net loss of $110.9 million and a net change in our operating assets and liabilities of $10.4 million, offset by non-cash charges of $59.9 million. Non-cash charges primarily consisted of $48.4 million of depreciation and amortization, $45.4 million of stock-based compensation,

$7.2 million of PIK interest added to principal, and $4.6 million of non-cash operating lease costs, offset by deferred income taxes of $46.2 million, and $6.0 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $49.2 million increase in accounts receivable due to increased sales and the timing of customer payments, offset by a $36.8 million increase in deferred revenue, which is primarily due to the Pathos Foundation Model agreement.

Cash used in operating activities during the six months ended June 30, 2024 was $198.5 million, which resulted from a net loss of $617.0 million and a net change in our operating assets and liabilities of $103.8 million, offset by non-cash charges of $522.3 million. Non-cash charges primarily consisted of stock-based compensation of $488.3 million, $18.3 million of depreciation and amortization, a decrease in the fair value of the warrant asset of $7.7 million, and $3.3 million of non-cash operating lease costs. The net change in our operating assets and liabilities was primarily the result of decreases in accounts payable and deferred revenue of $33.4 million and $28.7 million, respectively, and a $24.0 million increase in accounts receivable.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 was $385.3 million, which was the result of $380.8 million cash paid related to the Ambry and Deep 6 acquisitions, purchases of property and equipment of $9.6 million, and $3.3 million of purchases of capitalized software from the Ambry Acquisition, offset by proceeds from the sale of marketable equity securities of $8.3 million.

Cash provided by investing activities during the six months ended June 30, 2024 was $9.0 million, which was the result of proceeds from the sale of marketable equity securities of $23.1 million, offset by purchases of property and equipment of $14.1 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 was $293.0 million, which was the result of net proceeds from the Additional Term Loan Facility of $196.0 million, and net proceeds from the Revolving Credit Facility of $98.0 million, offset by $1.0 million of payment of deferred financing fees.

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

Other than the accounting policy disclosed below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025 as described in the Form 10-K for the year ended December 31, 2024.

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

Based on the aggregate market value of shares of our Class A common stock held by non-affiliates as of June 30, 2025, we expect to become a “large accelerated filer” and no longer qualify as an emerging growth company as of December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $188.1 million held primarily in cash deposits and money market funds. As of June 30, 2025, we had $579.6 million outstanding under our Term Loan Facilities and Revolving Credit Facility, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates under our Term Loan Facilities and Revolving Credit Facility would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through June 30, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of June 30, 2025 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

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

On June 12, 2025, the Company, Mr. Lefkofsky, our Chief Executive Officer, and Mr. Rogers, our Chief Financial Officer, were named as defendants in a federal securities class-action lawsuit titled Shouse v. Tempus AI, Inc. et al, which is pending in the United States District Court for the Northern District of Illinois. The complaint alleges that between August 6, 2024 and May 27, 2025, the defendants made false or misleading statements or omitted to state material facts regarding Tempus's business, operations, and prospects. We believe the complaint to be without merit, and we intend to defend ourselves vigorously against the allegations.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24, 2025. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Except as set forth below, during the second quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.

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

Risks Related to Our Convertible Notes

Our Notes and the issuance of shares of our Class A common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.

In July 2025, we issued approximately $750.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes. We are subject to a variety of risks related to the Notes, such as:

•
servicing our debt requires a certain level of cash flow or financing from other sources, and our ability to make scheduled payments of the principal and interest, or to refinance or repurchase our Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control;
•
our ability to refinance or repurchase our indebtedness will depend on the capital markets and our financial condition at such time, and if we are unable to engage in any of these activities or engage in these activities on desirable terms, we may be unable to meet the obligations of our Notes;
•
if shares of our Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our Class A common stock may decrease due to the additional selling pressure in the market.
•
certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us; and
•
we may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The capped call transactions may affect the value of the Notes and our Class A common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with one of the initial purchasers and certain other financial institutions, or the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes, including with, or from, as the case may be, certain investors in the Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the issuance of the Notes and prior to the maturity of the Notes (and are likely to do so during the 20 trading day period beginning on the 21st scheduled trading day prior to the maturity date of the Notes, or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase, redemption, or conversion of the Notes). The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

In addition, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The capped call transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the capped call transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

We used a portion of the net proceeds from our IPO to satisfy tax withholding and remittance obligations related to RSU Net Settlement and for working capital for the quarter ended June 30, 2025. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus dated as of June 13, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on June 17, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Reincorporation

On August 7, 2025, we filed (i) a certificate of conversion with the Secretary of State of the State of Delaware and (ii) articles of conversion with the Nevada Secretary of State, pursuant to which the reincorporation of the Company from the State of Delaware to the State of Nevada, or the Reincorporation, became effective on August 7, 2025 at 11:59 p.m. Eastern Time, or the Effective Time. At the Effective Time, (i) our state of incorporation changed from the State of Delaware to the State of Nevada; and (ii) the affairs of our Company ceased to be governed by the laws of the State of Delaware and our Thirteenth Amended and Restated Certificate of Incorporation and amended and restated bylaws, and instead became governed by the laws of the State of Nevada and the articles of incorporation filed with the Nevada Secretary of State, or the Nevada Articles and the bylaws approved by our board of directors, or the Nevada Bylaws. The Reincorporation did not result in any change in the headquarters, business, jobs, management, properties, location of any of our offices or facilities, number of employees, obligations, assets, liabilities or net worth (other than as a result of the transaction costs related to the Reincorporation). The Reincorporation did not materially affect any of our material contracts with any third parties, and our rights and obligations under those material contractual arrangements continue to be the rights and obligations of our Company after the Reincorporation.

At the Effective Time, each outstanding share of Class A Common Stock, par value $0.0001 per share, of the Delaware corporation, or Delaware Corporation Class A Common Stock automatically converted into one outstanding share of Class A common stock, par value $0.0001 per share, of the Nevada corporation, or Nevada Corporation Class A Common Stock or Class A Common Stock, and each outstanding share of Class B Common Stock of the Delaware corporation, par value $0.0001 per share, or Delaware Corporation Class B Common Stock, automatically converted into one outstanding share of Class B common stock, par value $0.0001 per share, of the Nevada corporation, or Nevada Corporation Class B Common Stock. Each book entry credit with our transfer agent, Equiniti Trust Company, LLC, will be automatically updated without any action required on behalf of the stockholders. At the Effective Time, each outstanding restricted stock award, restricted stock unit (including performance units), option, warrant or other right to acquire shares of Delaware Corporation Class A Common Stock or Delaware Corporation Class B Common Stock automatically became a restricted stock award, restricted stock unit (including performance units), option, warrant or other right to acquire an equal number of shares of Nevada Corporation Class A Common Stock or Nevada Corporation Class B Common Stock, as applicable, under the same terms and conditions. The Nevada Corporation Class A Common Stock continues to be traded on the Nasdaq Global Select Market under the symbol “TEM.”

Certain rights of our stockholders were changed as a result of the Reincorporation. A more detailed description of the Plan of Conversion, the Nevada Articles, the Nevada Bylaws, and the effects of the Reincorporation is set forth in our definitive proxy statement for the 2025 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 7, 2025. In addition, certain ministerial changes were made to the indenture for our 0.75% Convertible Senior Notes due 2030, or the Notes. The foregoing descriptions of the Plan of Conversion the Nevada Articles and the supplemental indenture for the Notes, or the Supplemental Indenture, do not purport to be complete and are qualified in their entirety to the Plan of Conversion, the Nevada Articles and the Supplemental Indenture filed as Exhibits 2.1, 3.1 and 4.5, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Bylaws

On August 7, 2025, immediately following the Effective Time, our board of directors approved the amendment and restatement of the Nevada Bylaws, or the A&R Nevada Bylaws, to remove the requirement to provide a list of stockholders entitled to vote at stockholder meetings and to remove the restrictions on what can be delegated by our board of directors to committees of the board of directors as such restrictions are not required by the Nevada Revised Statutes, or the NRS. The foregoing description of the A&R Nevada Bylaws does not purport to be complete and is qualified in its entirety to the A&R Nevada Bylaws filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Amended and Restated Articles

On August 7, 2025, immediately following the Effective Time, our board of directors approved an amendment of the Nevada Articles, or the A&R Articles, subject to obtaining the required stockholder approval thereof, to among other things, waive jury trials for internal actions in conformity with recent amendments to Nevada law, opt us out of certain statutory requirements regarding dividends and other distributions pursuant to NRS 78.288(2)(b), and opt out of the provisions of Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 to 78.444). On August 8, 2025, stockholders holding a majority of the voting power of our outstanding capital stock, or the Majority Stockholder, pursuant to an in accordance with NRS 78.320, 78.385, 78.390 and 78.403, approved the A&R Articles. We intend to file an information statement on Schedule 14C with the Securities and Exchange Commission with respect to the actions taken by the Majority Stockholder and the A&R Articles will not become effective until the date that is 20 calendar days after a definitive information statement on Form 14C is first mailed or otherwise delivered to holders of our capital stock.

At the Market Sales Agreement

On August 8, 2025, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents, or collectively, the Sales Agents, pursuant to which we may offer and sell from time to time, at our option, shares of Class A Common Stock through the Sales Agents. The issuance and sale, if any, of shares of Class A Common Stock under the Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus included therein, or the ATM Prospectus, in each case to be filed with the Securities and Exchange Commission. In accordance with the terms of the Sales Agreement, under the ATM Prospectus, we may offer and sell shares of Class A Common Stock having an aggregate offering price of up to $500.0 million from time to time through the Sales Agents.

The sale, if any, of shares of our Class A Common Stock under the Sales Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on The Nasdaq Global Select Market or any other trading market for the Class A Common Stock. Subject to the terms and conditions of the Sales Agreement, the Sales Agents will use their commercially reasonable efforts to sell the shares of Class A Common Stock from time to time, based upon our instructions.

The compensation payable to the Sales Agents as sales agents shall be up to 3.0% of the gross sales price of the shares of Class A Common Stock sold through the Sales Agents pursuant to the Sales Agreement. In addition, we will reimburse the Sales Agents for certain expenses incurred in connection with the Sales Agreement, and we have agreed in the Sales Agreement to provide indemnification and contribution to the Sales Agents against certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended.

We are not obligated to make any sales of shares of Class A Common Stock under the Sales Agreement. The offering of shares of Class A Common Stock pursuant to the Sales Agreement will terminate upon (a) the election of the Sales Agents upon the occurrence of certain adverse events, (b) ten days’ advance notice from the Company to the Sales Agents or ten days’ advance notice from any of the Sales Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the Sales Agreement.

The foregoing summary of the Sales Agreement does not purport to be complete and is qualified in its entirety to the Sales Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference..

The representations, warranties and covenants contained in the Sales Agreement were made solely for the benefit of the parties to the Sales Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Sales Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Sales Agreement and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the Securities and Exchange Commission.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the shares of our Class A Common Stock discussed herein, nor shall there be any offer, solicitation, or sale of the shares of Class A Common Stock in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

Grants of Performance-Based Restricted Stock Units

On August 7, 2025, the Compensation Committee of our board of directors, or the Committee, approved the following grants of performance-based restricted stock units, or PSUs, under the Tempus AI, Inc. 2024 Equity Incentive Plan, or the Plan, to our named executive officers and principal financial officer: (i) Eric Lefkofsky, our Chief Executive Officer: 750,000 PSUs; (ii) Ryan Fukushima, our Chief Operating Officer: 199,800 PSUs; (iii) Andrew Polovin, our Executive Vice President, General Counsel and Secretary: 99,900 PSUs; and (iv) Jim Rogers, our Chief Financial Officer: 99,900 PSUs.

The PSUs can be earned based on the satisfaction of certain performance-based vesting conditions during three overlapping performance periods—calendar year 2025, calendar years 2025 and 2026, and calendar years 2025, 2026 and 2027—and service-based vesting conditions following each of the performance periods. The performance-based vesting conditions are based 50% on the Company’s compound revenue growth for the applicable performance period and 50% on a comparison of the Company’s total shareholder return to the return of the Nasdaq Composite Index over the applicable performance period, and one-sixth of the total PSUs can be earned with respect to each performance goal for a performance period. If the Committee determines that a performance goal has been achieved for a performance period, the corresponding number of PSUs will vest on the vesting date (August 15, 2026, August 15, 2027, or August 15, 2028) that immediately follows the end of the applicable performance period, subject to the recipient’s continuous service through such date. If either performance goal is not achieved during one of the first two performance periods, but is achieved during the final performance period, any PSUs with respect to such performance goal that had not previously been earned based on performance will vest on the final vesting date, subject to the recipient’s continued service through such date.

The PSUs are subject to the terms and conditions set forth in the Plan and the form of restricted stock unit agreement thereunder.

Disclosure of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1*	Plan of Conversion.

3.1*	Articles of Incorporation of the Registrant.

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Indenture, dated as of July 3, 2025, by and between Tempus AI, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-42130	4.1	July 3, 2025

4.2	Form of Global Note, representing Tempus AI, Inc.’s 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-42130	4.2	July 3, 2025

4.3*	Description of Registrant's Securities.

4.4*	Specimen Class A Common Stock Certificate.

4.5*	First Supplemental Indenture, dated as of August 7, 2025, by and between Tempus AI, Inc. and U.S. Bank Trust Company, National Association, as Trustee.

10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-42130	10.1	July 3, 2025

10.2	Fourth Amendment to Credit Agreement, by and among Tempus AI, Inc, the loan party signatories and lender party thereto, and Ares Capital Corporation as administrative agent, dated June 30, 2025.	8-K	001-42130	10.2	July 3, 2025

10.3*#	Controlled Equity OfferingSM Sales Agreement, by and among the Registrant and the Sales Agents party thereto, dated August 8, 2025.

10.4†*	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith

+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

† Indicates management contract or compensatory plan.

# Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUS AI, INC.

Date: August 8, 2025	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)