Form 10-Q
period 2025-09-30
Tempus AI, Inc.
filed 2025-11-04
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 172,863,470 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

September 30, 2025

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$655,918	$340,954
Accounts receivable(1), net of allowances of $1,583 and $1,141 at September 30, 2025 and December 31, 2024, respectively	283,626	154,819
Inventory	54,976	38,386
Related party asset	5,660	—
Prepaid expenses and other current assets	42,611	26,135
Marketable equity securities	103,720	107,309
Total current assets	$1,146,511	$667,603
Property and equipment, net	90,710	58,056
Goodwill	465,140	73,343
Intangible assets, net	372,876	11,716
Investments and other assets	20,948	8,305
Investment in joint venture	94,367	91,450
Related party asset, less current portion	19,340	—
Operating lease right-of-use assets	66,901	14,762
Restricted cash	4,631	881
Total Assets	$2,281,424	$926,116

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	59,553	53,804
Accrued expenses	160,773	130,407
Deferred revenue(2)	84,719	75,981
Deferred other income	15,955	15,955
Other current liabilities	11,819	6,964
Operating lease liabilities	12,417	6,459
Accrued data licensing fees	4,792	1,500
Total current liabilities	$350,028	$291,070
Operating lease liabilities, less current portion	77,723	26,199
Convertible promissory note	217,959	168,192
Other long-term liabilities	58,772	15,980
Revolving credit facility	100,000	—
Interest payable	8,739	70,450
Long-term debt, net	200,859	267,244
Convertible senior notes, net	726,863	—
Deferred other income, less current portion	11,966	23,932
Deferred revenue, less current portion	20,691	6,710
Total Liabilities	$1,773,600	$869,777

(1) Includes related party accounts receivable of $6,639 and $4,287 as of September 30, 2025 and December 31, 2024, respectively.

(2) Includes related party deferred revenue of $19,918 and $0 as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, no shares issued and outstanding at September 30, 2025 and December 31, 2024	$—	$—
Stockholders' equity
Class A Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 172,779,554 and 157,076,972 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	17	16
Class B Common Stock, $0.0001 par value, 5,500,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 5,043,789 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Non-voting Common Stock, $0.0001 par value, no shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	—	—
Treasury Stock, 145,466 shares at September 30, 2025 and December 31, 2024, at cost	(3,602)	(3,602)
Additional Paid-In Capital	2,847,571	2,210,664
Accumulated Other Comprehensive Income	5,533	94
Accumulated deficit	(2,341,696)	(2,150,834)
Total Stockholders' equity	$507,824	$56,339
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$2,281,424	$926,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue
Genomics	$252,878	$116,422	$688,525	$331,315
Data and services(1)	81,328	64,507	216,053	161,403
Total net revenue	$334,206	$180,929	$904,578	$492,718
Cost and operating expenses
Cost of revenues, genomics	98,643	60,126	283,182	181,285
Cost of revenues, data and services	25,621	14,964	61,212	52,384
Technology research and development	38,087	30,680	105,960	135,655
Research and development	44,960	27,348	122,453	119,713
Selling, general and administrative	187,891	101,427	523,230	644,063
Total cost and operating expenses	395,202	234,545	1,096,037	1,133,100
Loss from operations	$(60,996)	$(53,616)	$(191,459)	$(640,382)
Interest income	4,600	4,789	7,506	7,538
Interest expense	(15,399)	(13,761)	(54,981)	(40,294)
Loss on debt extinguishment	(12,034)	—	(12,034)	—
Other income (expense), net	2,605	(11,522)	16,879	(17,821)
Loss before (provision for) benefit from income taxes	$(81,224)	$(74,110)	$(234,089)	$(690,959)
(Provision for) benefit from income taxes	(276)	(38)	45,692	(144)
Gains (losses) from equity method investments	1,518	(1,692)	(2,465)	(1,692)
Net Loss	$(79,982)	$(75,840)	$(190,862)	$(692,795)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	—	—	(39,347)
Cumulative undeclared dividends on Series C preferred shares	—	—	—	(1,174)
Net loss attributable to common shareholders, basic and diluted	(79,982)	(75,840)	(190,862)	(733,316)
Net loss per share attributable to common shareholders, basic and diluted	$(0.46)	$(0.46)	$(1.10)	$(7.04)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	174,945	165,612	172,969	104,164
Comprehensive Loss, net of tax
Net loss	$(79,982)	$(75,840)	$(190,862)	$(692,795)
Foreign currency translation adjustment	(2,915)	10,302	5,439	10,203
Comprehensive loss	$(82,897)	$(65,538)	$(185,423)	$(682,592)

(1) Includes related party revenue of $25,132, $2,389, $41,671, $2,604 for the three and nine months ended September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(190,862)	$(692,795)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	$—	$42,400
Stock-based compensation	79,408	509,351
Gain on warrant exercise	—	(173)
Gain on marketable equity securities	(4,731)	(5,119)
Loss on debt extinguishment	12,034	—
Deferred income taxes	(46,216)	—
Losses from equity method investments	2,465	1,692
Amortization of original issue discount	2,615	1,036
Amortization of deferred financing fees	398	383
Change in fair value of contingent consideration	—	165
Change in fair value of holdback liability	291	—
Amortization of warrant contract asset	—	3,633
Depreciation and amortization	75,416	27,788
Provision for bad debt expense	767	545
Provision for obsolete inventory	1,135	—
Change in fair value of warrant asset	—	(18,302)
Non-cash operating lease costs	7,866	4,670
Minimum accretion expense	109	85
PIK interest added to principal	8,839	6,567
Change in assets and liabilities
Accounts receivable(1)	(63,199)	(51,699)
Inventory	(6,537)	(7,293)
Prepaid expenses and other current assets	(3,991)	(14,040)
Investments and other assets	(16,700)	(410)
Accounts payable	(18,528)	(24,776)
Related party asset	(25,000)	—
Deferred revenue(2)	17,398	(1,052)
Deferred other income	(11,966)	43,876
Accrued data licensing fees	3,730	(4,250)
Accrued expenses & other	(5,179)	23,371
Interest payable	10,288	11,208
Operating lease liabilities	(11,152)	(6,655)
Net cash used in operating activities	$(181,302)	$(149,794)

(1) Includes increase in related party accounts receivable of $2,352 and $1,909 as of September 30, 2025 and September 30, 2024, respectively.

(2) Includes increase in related party deferred revenue of $19,918 and $0 as of September 30, 2025 and September 30, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Investing activities
Purchases of property and equipment	$(16,294)	$(14,159)
Proceeds from sale of marketable equity securities	8,316	23,098
Purchases of marketable equity securities	—	(36,183)
Business combinations, net of cash acquired (Note 4)	(375,025)	—
Investment in joint venture	—	(95,186)
Purchases of capitalized software	(4,635)	—
Net cash used in investing activities	$(387,638)	$(122,430)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$—	$381,951
Tax withholding related to net share settlement of restricted stock units	—	(69,918)
Issuance of Series G-5 Preferred Stock	—	199,750
Payment of deferred offering costs	(501)	(8,587)
Dividends paid	—	(5,625)
Proceeds from revolving credit facility, net of original issue discount	98,000	—
Proceeds from long-term debt, net of original issue discount	196,000	—
Proceeds from convertible senior notes, net of initial purchasers' discount	726,497	—
Payment of deferred financing fees	(1,255)	—
Payment of indemnity holdback related to acquisition	—	(813)
G-4 Special Payment	—	(2,250)
Principal payments on long-term debt	(276,892)	—
Prepayment premium on long-term debt	(7,841)	—
Purchases of capped call	(41,775)	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of commissions	195,499	—
Net cash provided by financing activities	$887,732	$494,508
Effect of foreign exchange rates on cash	$(78)	$(13)

Net increase in Cash, Cash Equivalents and Restricted Cash	$318,714	$222,271
Cash, cash equivalents and restricted cash, beginning of period	341,835	166,607
Cash, cash equivalents and restricted cash, end of period	$660,549	$388,878

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$655,918	$388,006
Restricted cash and cash equivalents	4,631	872
Total cash, cash equivalents and restricted cash	$660,549	$388,878

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$37,349	$20,899
Cash paid for income taxes	$573	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of noncash investing and financing activities
Dividends payable	$—	$5,487
Purchases of property and equipment, accrued but not paid	$3,724	$6,706
Redemption of convertible promissory note	$22,721	$18,664
Non-voting common stock issued in connection with business combinations	$—	$344
Deferred offering costs, accrued but not yet paid	$320	$179
Deferred financing fees, accrued but not yet paid	$489	$—
Reclassification of deferred offering costs to additional paid-in capital upon at-the-market offering	$821	$—
Operating lease liabilities arising from obtaining right-of-use assets	$22,670	$550
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$1,348,809
Taxes related to net share settlement of restricted stock units not yet paid	$—	$164
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$12,347
Class A Common Stock issued in connection with business combinations	$403,154	$—
Class A Common Stock issued in connection with license agreement	$1,443	$—
Issuance of Series G-3 Preferred Stock	$—	$3,809
Issuance of Series G-4 Preferred Stock	$—	$611
Convertible promissory note principal reset due to amendment	$72,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	7,004,171	1	—	—	—	—	(1)	—	—	—
Issuance of common stock in connection with At the Market offering, net of offering costs and commissions	2,381,895	—	—	—	—	—	194,678	—	—	194,678
Issuance of common stock in connection with business combinations	6,298,601	0	—	—	—	—	403,154	—	—	403,154
Issuance of common stock in connection with license agreement	17,915	—	—	—	—	—	1,443	—	—	1,443
Purchase of capped call	—	—	—	—	—	—	(41,775)	—	—	(41,775)
Stock-based compensation expense	—	—	—	—	—	—	79,408	—	—	79,408
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	5,439	5,439
Net loss	—	—	—	—	—	—	—	(190,862)	—	(190,862)
Balance at September 30, 2025	172,779,554	$17	5,043,789	$1	(145,466)	$(3,602)	$2,847,571	$(2,341,696)	$5,533	$507,824

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	3,657,288	0	—	—	—	—	—	—	(70,105)	—	—	(70,105)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	509,351	—	—	509,351
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	10,203	10,203
Net loss	—	—	—	—	—	—	—	—	—	—	—	(692,795)	—	(692,795)
Balance at September 30, 2024	—	$—	150,280,363	$15	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,184,926	$(2,137,820)	$10,208	$53,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	(145,466)	$(3,602)	2,566,412	$(2,261,714)	$8,448	$309,562
Issuance of common stock upon settlement of restricted stock units, net	612,732	0	—	—	—	—	(0)	—	—	—
Issuance of common stock in connection with At the Market offering, net of offering costs and commissions	2,381,895	—	—	—	—	—	194,678	—	—	194,678
Issuance of common stock in connection with business combinations	1,186,185	—	—	—	—	—	92,834	—	—	92,834
Issuance of common stock in connection with license agreement	17,915	—	—	—	—	—	1,443	—	—	1,443
Purchase of capped call	—	—	—	—	—	—	(41,775)	—	—	(41,775)
Stock-based compensation expense	—	—	—	—	—	—	33,979	—	—	33,979
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,915)	(2,915)
Net loss	—	—	—	—	—	—	—	(79,982)	—	(79,982)
Balance at September 30, 2025	172,779,554	$17	5,043,789	$1	(145,466)	$(3,602)	$2,847,571	$(2,341,696)	$5,533	$507,824

	Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at June 30, 2024	149,274,923	$15	5,043,789	$1	0	$—	(145,466)	$(3,602)	2,163,911	$(2,061,980)	$(94)	$98,251
Issuance of common stock upon settlement of restricted stock units, net	1,005,440	—	—	—	—	—	—	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	—	—	—	—	—	—	21,038	—	—	21,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	10,302	10,302
Net loss	—	—	—	—	—	—	—	—	—	(75,840)	—	(75,840)
Balance at September 30, 2024	150,280,363	$15	5,043,789	$1	—	—	(145,466)	$(3,602)	$2,184,926	$(2,137,820)	$10,208	$53,728

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative payroll	$72,185	$41,661	$203,200	$118,291
Cloud and software	36,071	24,688	93,834	71,376
Other selling, general and administrative	79,635	35,078	226,196	454,396
Selling, general and administrative	$187,891	$101,427	$523,230	$644,063

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The Company believes that its existing cash and cash equivalents and marketable equity securities at September 30, 2025 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

Other than described in Note 4, Note 12, and Note 13, there have been no changes to the Company’s significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that have had a material impact on the Company’s consolidated financial statements and accompanying notes.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU-2025-06 revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. This ASU is effective for interim periods and fiscal years beginning after December 15, 2027. This ASU permits an entity to apply the new guidance using either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact of the guidance on the related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which amends the existing guidance to (a) reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, (b) better portray the economics of those contracts in the financial statements, and (c) reduce diversity in practice resulting from the broad application of the current guidance and changing business environment. The amendments also are expected to reduce diversity in practice by clarifying the applicability of Topic 606, Revenue from Contracts with Customers, to share-based noncash consideration from a customer for the transfer of goods or services. This ASU is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the guidance on the related disclosures.

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

Genomics

The Company generally recognizes revenue for its Genomics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders. The Company recognized Genomics revenue of $252.9 million and $116.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized Genomics revenue of $688.5 million and $331.3 million for the nine months ended September 30, 2025 and 2024, respectively.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the contractual allowances and implicit price concessions based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $235.4 million and $105.2 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized revenue for clinical orders of $638.6 million and $300.3 million for the nine months ended September 30, 2025 and 2024, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Genomics revenue for direct bill orders of $17.5 million and $11.2 million for the three months ended September 30, 2025 and 2024, respectively. The Company recognized Genomics revenue for direct bill orders of $49.9 million and $31.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company recognized revenue from Insights products of $69.0 million and $50.1 million for the three months ended September 30, 2025 and 2024, respectively and $175.7 million and $122.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company recognized revenue from Trials products of $9.2 million and $10.1 million for the three months ended September 30, 2025 and 2024, respectively, and $28.7 million and $31.8 million for the nine months ended September 30, 2025 and 2024, respectively.

For Insights and Trials arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and services product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation. The Company recognized Data and other revenue from pharmaceutical companies, non-for-profits, and researchers of $81.3 million and $64.5 million for the three months ended September 30, 2025 and 2024, respectively and $216.1 million and $161.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $360.2 million as of September 30, 2025, of which the Company expects to recognize approximately 49% as revenue over the next year, and the remaining 35% and 16% of its remaining performance obligations as revenue in years two and three, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of September 30, 2025 and December 31, 2024 included contract assets of $12.9 million and $4.1 million, respectively.

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

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024 and July 2025. The Company agreed to pay up to $12.0 million to Personalis over three years as certain milestones are met, all of which has been paid as of September 30, 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 16). As of September 30, 2025 and December 31, 2024, there was $5.0 million and $3.0 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and Services product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $67.0 million and $53.9 million during the nine months ended September 30, 2025 and 2024, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

4.
BUSINESS COMBINATIONS

Paige.AI, Inc.

On August 22, 2025, (the "Paige Closing Date"), the Company completed its acquisition (the "Paige Acquisition") of Paige.AI, Inc. ("Paige"), a Delaware corporation, pursuant to an Agreement and Plan of Merger. Paige is an AI company specializing in digital pathology. The Paige Acquisition is expected to allow the Company to grow its dataset and establish a strong footprint in digital pathology with an industry leading technology portfolio.

The Company acquired all of the issued and outstanding shares of Paige. The acquisition resulted in goodwill of $142.4 million. No goodwill is expected to be deductible for tax purposes. The aggregate acquisition date fair value of consideration for the Paige Acquisition totaled $102.7 million. Consideration consisted of $3.0 million of cash and the issuance of an aggregate of 1,272,151 shares of the Company's Class A common stock (the "Paige Stock Consideration"), which was valued at $80.52 per share, the closing price of the Company's Class A common stock on the Paige Closing Date.

A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige will pay approximately $2.7 million to fulfill employee tax obligations related to the issuance. The equivalent will be withheld from those employees in the Company's Class A common stock and will be included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back and is payable within five business days of August 22, 2026. The $6.9 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing with changes in fair value recorded within Selling, general and administrative expense.

The Company incurred $0.4 million and $0.9 million of transaction costs related to the Paige Acquisition during the three and nine months ended September 30, 2025, respectively, all of which was recorded within Selling, general and administrative expense in the consolidated statement of operations.

The following table summarizes the allocation of the aggregate purchase price of the Paige Acquisition (in thousands):

Assets
Cash	$2,851
Accounts receivable	761
Prepaid expenses and other current assets	5,011
Total current assets	$8,623
Property and equipment, net	1,116
Operating lease right-of-use assets	7,968
Investments and other assets	240
Restricted cash	2,870
Total assets acquired	$20,817

Liabilities
Accounts payable	$538
Accrued expenses	3,849
Operating lease liabilities	1,887
Deferred revenue	238
Total current liabilities	$6,513
Deferred revenue, less current portion	908
Operating lease liabilities, less current portion	13,058
Other long-term liabilities	39,951
Total liabilities assumed	$60,430

Net assets acquired and liabilities assumed	$(39,613)
Goodwill	$142,352

Cash consideration	$2,983
Stock consideration	99,756
Total acquisition price	$102,739

The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of the acquired company and expected growth in the Company's dataset. The Company also assumed $39.5 million of remaining purchase commitments under Paige's Microsoft Azure cloud services agreement in excess of forecasted usage, which is recorded in Other long-term liabilities.

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$334,470	$181,366	$905,437	$494,172
Net loss	(83,719)	(84,863)	(208,189)	(722,266)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Paige to reflect acquisition-related transaction costs and the additional depreciation that would have been charged assuming the fair value adjustments to property and equipment, net had been applied from January 1, 2024. The pro forma financial information for the three and nine months ended September 30, 2024 combines the Company's financial results and the historical results of Paige for the three and nine months ended September 30, 2025 and 2024.The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three and nine months ended September 30, 2025, Paige contributed an immaterial amount in net revenue within Data and services revenue and $2.4 million of net loss to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Paige Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of September 30, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are the assumed remaining purchase commitments. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Paige Closing Date.

Ambry Genetics Corporation

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

The Company acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, plus the issuance of an aggregate of 4,843,136 shares of the Company's Class A common stock (the "Stock Consideration"). Stock Consideration was valued at $61.54 per share, which was the closing price of the Company's Class A common stock on the Closing Date. Pursuant to the terms of the Purchase Agreement, 2,152,505 shares issued as Stock Consideration are subject to a lock-up for a period of one year following the Closing Date. The Company was an Ambry customer prior to the acquisition and, pursuant to that preexisting relationship, owed $3.8 million to Ambry as of the Closing Date. This balance was effectively settled upon the Ambry Acquisition and was treated as a reduction to consideration transferred. The net working capital adjustment was finalized as of September 30, 2025, resulting in a decrease to the acquisition price of $3.0 million which was recorded to goodwill.

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

The Company incurred $7.3 million of transaction costs related to the Ambry Acquisition, of which $0.1 million and $4.6 million were recorded within Selling, general and administrative expense in the consolidated statement of operations during the three and nine months ended September 30, 2025, respectively.

The following table summarizes the allocation of the aggregate purchase price of the Ambry Acquisition (in thousands):

Assets
Cash	$20,555
Accounts receivable	62,853
Inventory	11,188
Prepaid expenses and other current assets	10,153
Total current assets	$104,749
Property and equipment, net	38,560
Operating lease right-of-use assets	26,198
Investments and other assets	268
Customer relationships	234,000
Trade names	33,000
Developed technology - software	18,000
Developed technology - biotech	114,000
Total assets acquired	$568,775

Liabilities
Accounts payable	$199
Accrued expenses	28,870
Operating lease liabilities	3,008
Deferred revenue	1,347
Total current liabilities	$33,424
Deferred revenue, less current portion	1,099
Operating lease liabilities, less current portion	23,259
Deferred tax liabilities	46,468
Other long-term liabilities	368
Total liabilities assumed	$104,618

Net assets acquired and liabilities assumed	$464,157
Goodwill	$228,186

Cash consideration	$394,296
Stock consideration	298,047
Total acquisition price	$692,343

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

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$334,206	$258,171	$937,501	$574,914
Net loss	(79,850)	(85,872)	(229,573)	(646,588)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The pro forma financial information for the three and nine months ended September 30, 2024 combines the Company's financial results and the historical results of Ambry for the three and nine months ended September 30, 2025 and 2024. Included in the adjustment is a $46.2 million tax benefit for the nine months ended September 30, 2025 from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended September 30, 2025, Ambry contributed $102.6 million in net revenue within Genomics revenue and $2.4 million of net income to the consolidated Tempus results. For the nine months ended September 30, 2025, Ambry contributed $263.4 million in net revenue within Genomics revenue and $10.1 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of September 30, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are intangible assets and deferred income taxes. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Closing Date.

Deep 6

On March 11, 2025, the Company acquired all of the issued and outstanding interests of Deep 6 AI, Inc. ("Deep 6"), a Delaware corporation (the "Deep 6 Acquisition"), that enables healthcare organizations to de-risk clinical trials, accelerate recruitment, and generate real-world evidence with speed and precision. Deep 6's AI-powered software matches patients to clinical trials by mining real-time structured and unstructured electronic medical record data across a broad ecosystem.

The acquisition resulted in goodwill of $21.1 million. The aggregate acquisition date fair value of consideration for the Deep 6 Acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of the Company's Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back and is payable within five business days of March 11, 2026. The $0.8 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing within selling, general and administrative expense.

SEngine

On October 3, 2023, the Company acquired all of the issued and outstanding interests of SEngine Precision Medicine LLC (“SEngine”), a Delaware limited liability company. The acquisition gives the Company access to SEngine’s meaningful organoid repository, advanced bioinformatics capabilities, and PARIS test platform.

The acquisition resulted in goodwill of $9.6 million. The aggregate acquisition date fair value of consideration for the SEngine acquisition totaled $9.9 million. Consideration consisted of $2.8 million of cash and $6.3 million of non-voting common stock. The transaction also includes contingent consideration of up to 35,000 additional shares of non-voting common stock if a liquidity event is completed prior to December 31, 2027. The contingent consideration liability is remeasured at fair value in each period following the closing within selling, general and administrative expense. In accordance with the terms of the agreement, $1.4 million in equity was held back and is payable on October 3, 2024, which is net of a net working capital adjustment less than $0.1 million. The Company issued 429 shares of non-voting common stock to the selling corporation in February 2024 related to the net working capital adjustment. In December 2024, the Company issued 19,620 shares of the Company's Class A common stock as payment of the contingent consideration. As of September 30, 2025, no other amounts are due under the contingent consideration or holdback agreements.

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

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$139,453	$110,011
Leasehold improvements	62,931	46,809
Furniture and fixtures	6,946	6,633
Building	1,234	—
Land	9,850	—
Total property and equipment, gross	220,414	163,453
Less: accumulated depreciation	(129,704)	(105,397)
Property and equipment, net	$90,710	$58,056

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue, genomics	$3,939	$3,723	$11,574	$10,397
Cost of revenue, data and services	145	—	428	—
Selling, general and administrative costs	4,036	3,065	12,348	9,075
Total depreciation	$8,120	$6,788	$24,350	$19,472

Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024, consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and employee benefits	$40,313	$24,767
Accrued expenses	80,295	51,147
Accrued employer payroll tax related to stock-based compensation	2,090	24,439
Accrued cloud storage costs	36,684	21,394
Interest payable	1,391	8,660
Total accrued expenses	$160,773	$130,407

6.
GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During the nine months ended September 30, 2025, goodwill of $391.7 million was recorded in connection with the Paige Acquisition, Ambry Acquisition, and Deep 6 Acquisition. During the three months ended September 30, 2025, goodwill of $142.4 million was recorded in connection with the Paige Acquisition. There were no goodwill additions for the three and nine months ended September 30, 2024. The Company recorded no impairment loss during the three and nine months ended September 30, 2025 and 2024.

Intangible assets

Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination and amortized over their estimated useful lives. Intangible assets consist of a website domain, customer relationships, trade names, capitalized software and developed technology acquired as part of a business combination, and licensed data acquired by entering into research collaboration agreements. In each license arrangement, the other party provides the Company with specified data, which is used for research and development purposes and may also be licensed to third parties. The asset represents the Company’s right to use these datasets. The Company also recognizes a liability for the associated minimum payments that are presented within accrued data licensing fees.

During the three months ended September 30, 2025 the Company recorded $1.3 million in capitalized software and $2.9 million in licensed data. During the nine months ended September 30, 2025, the Company recorded an additional $234.0 million in customer relationships, $114.0 million in developed technology - biotech, $33.0 million in trade names, $18.0 million in developed technology - software, $8.6 million in licensed data, and $4.6 million in capitalized software. During the three and nine months ended September 30, 2024, the Company recorded $0.7 million in licensed data related to de-identified data obtained through an amended agreement.

There were no impairment charges recognized related to intangible assets during the three and nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$39,746	$214,804	$20,550	$15,606	$4,944
Licensed data	28,601	21,492	7,109	20,010	17,828	2,182
Website domain	19	—	19	19	—	19
Trade names	41,000	7,429	33,571	8,000	3,429	4,571
Capitalized software	4,635	62	4,573	—	—	—
Developed technology - biotech	114,000	4,000	110,000	—	—	—
Developed technology - software	18,000	15,200	2,800	—	—	—
	$460,805	$87,929	$372,876	$48,579	$36,863	$11,716

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $18.9 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $51.1 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is recorded in Cost of revenues, research and development, or Selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of September 30, 2025, the estimated future amortization expense related to intangible assets is as follows (in thousands):

10/1/2025 - 12/31/2025	$19,189
2026	74,992
2027	70,144
2028	63,801
2029	62,159
2030	41,005
Thereafter	41,567
Total	$372,857

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of September 30, 2025, the carrying value of the investment in SB Tempus was $94.4 million. The Company's share of losses from SB Tempus are recorded in Other income (expense), net.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into data and services revenue over the term of the license subscription which ends on March 31, 2026. For the three months ended September 30, 2025 and 2024, the Company recognized $6.2 million and $6.3 million, respectively, in Data and services revenue related to the Data License Agreement. For the nine months ended September 30, 2025 and 2024, the Company recognized $18.7 million and $10.4 million, respectively, in Data and services revenue related to the Data License Agreement.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income (expense), net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For each of the three months ended September 30, 2025 and 2024, the Company recognized $4.0 million related to the IP License Agreement. For the nine months ended September 30, 2025 and 2024, the Company recognized $12.0 million and $4.0 million, respectively, related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended September 30, 2025 and 2024, the Company recognized data licensing and cloud computing expenses of $15.0 million and $10.0 million, respectively, related to non-cancelable arrangements. For the nine months ended September 30, 2025 and 2024, the Company recognized data licensing and cloud computing expenses of $38.3 million and $30.5 million, respectively, related to non-cancelable arrangements.

As of September 30, 2025, future payments under these contractual obligations were as follows (in thousands):

10/1/2025 - 12/31/2025	$14,691
2026	45,161
2027	78,343
2028	29,517
2029	24,225
2030 and thereafter	2,667
Total purchase obligations	194,604
Less: Current portion of purchase obligations	50,686
Total long-term purchase obligations	$143,918

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the three and nine months ended September 30, 2025 and 2024.

9.
LEASES

The Company has entered into various non-cancelable operating lease agreements, primarily for the rent of office and lab space, with expirations at various dates through 2036. Lease cost is recognized on a straight-line basis over the lease term. Variable lease costs, which include items such as real estate taxes, common area maintenance, utilities, and storage are not included in the calculation of the right-of-use assets and are recognized as incurred.

The components of total lease costs for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,293	$1,418	$7,866	$4,670
Variable lease cost	2,179	1,511	5,777	4,394
Short-term lease costs	255	179	899	540
Sublease income	(162)	(23)	(251)	(68)
Total lease costs	$5,565	$3,085	$14,291	$9,536

Lease term and discount rate as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	7.2	5.1
Weighted-average discount rate
Operating leases	6.1%	6.8%

As of September 30, 2025, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
10/1/2025 - 12/31/2025	$3,949
2026	13,240
2027	17,823
2028	16,570
2029	14,970
2030	12,504
Thereafter	34,890
Total minimum lease payments	113,946
Less: Amount representing interest	23,806
Present value of net minimum lease payments	90,140
Less: Current portion of lease liabilities	12,417
Total long-term lease liabilities	$77,723

10.
STOCKHOLDERS’ EQUITY

Common Stock

Prior to the initial public offering of the Company's Class A common stock ("IPO"), the Company had authorized two classes of common stock, voting and non-voting. In March 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. As of December 31, 2023, the Company had authorized 200,228,024 shares of Class A common stock, 5,374,899 shares of Class B common stock, and 66,946,627 shares of non-voting common stock. In April 2024, the Company increased the number of authorized shares of Class A common stock to 204,590,500 in conjunction with the Series G-5 Preferred stock financing (see Note 11, Redeemable Convertible Preferred Stock). In connection with the IPO, the Restated Certificate became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock.

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

At the Market Sales Agreement

On August 8, 2025, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell from time to time, at its option, shares of Class A common stock through the Sales Agents (the "ATM"). The issuance and sale, if any, of shares of Class A Common Stock under the Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus included therein (the “ATM Prospectus”), which was filed with the SEC on August 8, 2025. In accordance with the terms of the Sales Agreement, under the ATM Prospectus, the Company may offer and sell shares of Class A common stock having an aggregate offering price of up to $500.0 million from time to time through the Sales Agents.

For the three and nine months ended September 30, 2025, the Company sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, the Company incurred $0.8 million of deferred offering costs, which were reclassified as a reduction of paid-in-capital upon completion of the sale. As of September 30, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based restricted stock awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of September 30, 2025, there were 3,356,949 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

RSUs

The Company granted 495,389 and 2,334,059 RSUs during the three and nine months ended September 30, 2025, respectively.

PSUs

The Company granted 2,569,600 PSUs during the three and nine months ended September 30, 2025, with a weighted-average grant date fair value of $53.32.

50% of the PSUs are subject to a performance condition, which is based on the Company’s compound revenue growth ("CRG") during three overlapping performance periods (the "Performance Periods")—calendar year 2025 ("First Performance Period"), calendar years 2025 and 2026 ("Second Performance Period"), and calendar years 2025, 2026 and 2027 ("Third Performance Period" and, together with the First Performance Period and the Second Performance Period, the "Performance Periods") and subject to a service condition of a required period of continued employment from the vesting start date.

50% of the PSUs are subject to a market condition, which is based on a comparison of the Company’s total shareholder return ("TSR") to the return of the Nasdaq Composite Index during each Performance Period and subject to a service condition of a required period of continued employment from the vesting start date.

If either the performance condition or market condition is not achieved during one of the first two Performance Periods, but is achieved during the Third Performance Period, any PSUs with respect to such performance condition or market condition that had not previously been earned will vest on the final vesting date, subject to the employee's continued service through such date. As both the CRG and TSR PSUs have a performance or market condition that include graded vesting features, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period for each separately vesting tranche of the award.

The fair value of the CRG PSUs is equal to the stock price on the date of grant. The requisite service period for the CRG PSUs is 18 months, 27 months, and 36 months for the First, Second, and Third Performance Period, respectively. The fair value of the TSR

PSUs is established using a Monte Carlo simulation model for each tranche. The requisite service period for the TSR PSUs is 12 months, 24 months, and 36 months for the First, Second, and Third Performance Period, respectively. The following assumptions were used in the Monte Carlo simulation model in determining the fair value of TSR PSUs granted:

	First Performance Period	Second Performance Period	Third Performance Period
Expected term (in years)	1.02 or 3.02	2.02 or 3.02	3.02
Risk-free interest rate	3.63% - 3.88%	3.63% - 3.68%	3.63%
Expected volatility	75.00%	75.00%	75.00%
NASDAQ volatility	20.00%	20.00%	20.00%
Expected dividend yield	0.00%	0.00%	0.00%

RSAs

The Company granted 0 and 26,059 RSAs during the three and nine months ended September 30, 2025, respectively. Stock-based compensation on these awards is recognized on a straight-line basis over the requisite service periods of the awards.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues, genomics	$1,631	$1,083	$4,086	$12,410
Cost of revenues, data and services	894	916	2,198	8,145
Technology research and development	5,463	3,929	12,067	54,363
Research and development	3,301	2,554	7,618	44,787
Selling, general and administrative	22,690	12,556	53,439	389,646
Total stock-based compensation	$33,979	$21,038	$79,408	$509,351

As of September 30, 2025, unrecognized stock-based compensation was $296.8 million and is expected to be recognized over the next 2.5 years.

13.
DEBT

Convertible Senior Notes

On July 3, 2025, the Company completed a private offering (the "Offering") of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the "Notes"). The Company's net proceeds from the Offering were $725.7 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by the Company.

The Notes are general unsecured obligations of the Company and will mature on July 15, 2030. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes are convertible at the option of the noteholders prior to April 15, 2030, only upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter, commencing after the fiscal quarter ending on September 30, 2025, if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate for the Notes on each such trading day;
(3)
If the Company calls the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver cash, shares of the Company's Class A common stock or a combination of cash and shares of the Company's Class A common stock, at the Company’s election.

The conversion rate for the Notes is 11.8778 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of the Company's Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

On or after July 20, 2028, the Company may redeem for cash all or any portion of the Notes if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption. No sinking fund is provided for the Notes.

If the Company undergoes a fundamental change (as defined in the indenture governing the Notes), then, subject to certain conditions and exceptions, noteholders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

The initial purchasers' discount of $23.5 million and deferred financing fees of $0.8 million on the Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the Notes, net in the consolidated balance sheets. As of September 30, 2025, the unamortized initial purchasers' discount and deferred financing fees on the Notes was $22.4 million and $0.8 million, respectively. Amortization of the initial purchasers' discount and deferred financing fees are reflected in interest expense on the consolidated statements of operations. Amortization of the initial purchasers' discount totaled $1.1 million for the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company made no interest payments on the Notes. The Company recognized interest expense of $1.4 million related to the Notes, during the three and nine months ended September 30, 2025, which represented an effective interest rate of 0.8%. Accrued interest on the Notes is recorded within Accrued expenses on the condensed consolidated balance sheet.

Capped Call Transactions

In connection with the pricing of the Notes on June 30, 2025, and the exercise in full by the initial purchasers of their option to purchase additional Notes on July 1, 2025, the Company entered into capped call transactions (the "Capped Call"), effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to the Company's Class A common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the Capped Call. The Capped Calls have an initial strike price of approximately $84.19 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8,908,350 shares of the Company's Class A common stock.

The Capped Call qualifies for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders' equity. The $41.8 million incurred to purchase the Capped Call was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured as long as they continue to meet the conditions for equity classification.

Credit Facilities

On September 22, 2022, the Company entered into a Credit Agreement (the “Original Credit Agreement”) with Ares Capital Corporation (“Ares”) for a senior secured loan (the “Term Loan Facility”) that matures in September 2027, in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Original Credit Agreement was amended on April 25, 2023 and October 11, 2023, to, among other things, increase the original principal amount of the Term Loan Facility by $85.0 million in the aggregate, less original issue discount of $2.2 million in the aggregate.

On February 3, 2025, the Company entered into a Third Amendment Agreement (the "Third Amendment Agreement") which, among other things, provided for an additional $200.0 million tranche of senior secured term loans (the “Additional Term Loan Facility”, and together with the Term Loan Facility, the “Term Loans”) and $100.0 million in priority revolving loan commitments (the “Revolving Credit Facility”, and loans thereunder, the “Revolving Loans”). The Company received $194.0 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Third Amendment Agreement was accounted for as a debt modification. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030.

On June 30, 2025, in conjunction with the Offering, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment Agreement”). The Fourth Amendment Agreement amended the terms of the Credit Agreement to (i) permit the Offering and the related derivative transactions and (ii) provide that the Offering satisfies the junior capital raise requirement set forth in the Credit Agreement. Except as noted above, the material terms of the Credit Agreement were not amended. The Fourth Amendment Agreement was accounted for as a debt modification.

The Term Loans and Revolving Credit Facility (together with the Term Loan Facilities, the “Credit Facilities”) are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate (“SOFR”) loans.

The Term Loans are subject to quarterly interest payments, which bears interest based on Term SOFR. Additionally, the Company may make either a paid-in-kind ("PIK") election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Fourth Amendment Agreement (the “Credit Agreement”), through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which the Company elects to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus 5%, respectively, and the PIK interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which the Company elects to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin of 5%, respectively, and the PIK interest rate will be 3.25%. The applicable margin for any interest period for which the Company elects to pay interest in cash will be based on a consolidated first lien leverage ratio.

Interest on the Revolving Loans accrues interest at a per annum rate equal to Term SOFR plus 3.75% At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million (the “Minimum Revolving Interest Amount”). A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent the Company is being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. The Company was in compliance with all covenants in the Credit Agreement as of September 30, 2025.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the unamortized original issue discount was $3.6 million and $3.8 million, respectively, and the unamortized deferred financing fees were $0 and $1.4 million, respectively. The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the consolidated balance sheets. As of September 30, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.7 million and $0.8 million, respectively.

Through September 30, 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million, leaving only the Additional Term Loan Facility and Revolving Credit Facility as outstanding. The Company recorded a loss on debt extinguishment of $12.0 million in the condensed consolidated statements of operations and comprehensive loss, representing a prepayment premium of $7.8 million, unamortized original issue discount of $3.1 million, and unamortized deferred financing fees of $1.1 million.

During the nine months ended September 30, 2025, the Company made $37.3 million in interest payments.

Interest expense and the effective interest rate for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense
Term Loans	$6,789	$9,366	$34,460	$27,667
Revolving Credit Facility	2,055	—	5,340	—

Effective interest rate
Term Loans	12.8%	13.9%	12.7%	13.8%
Revolving Credit Facility	8.2%	—	8.0%	—

Convertible Promissory Note

On February 22, 2025, the Company amended its convertible promissory note (the "Second Amended Note") with Google LLC ("Google"), originally entered into on June 22, 2020 (the "Initial Note"), and subsequently amended on November 19, 2020 (the "Amended Note"). The amendment extended the maturity date of the Second Amended Note from March 22, 2026 to December 31, 2030. In addition, the amendment provides the Company the option upon maturity to repay up to 50% of the outstanding principal and accrued interest balance (the "Outstanding Amount") in shares of the Company's Class A common stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty day period ending immediately prior to the maturity date.

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

The Company recognized interest expense of $3.7 million and $3.9 million during the three months ended September 30, 2025 and 2024, respectively. The Company recognized interest expense of $10.8 million and $11.2 million during the nine months ended September 30, 2025 and 2024, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within Other long-term liabilities on the condensed consolidated balance sheet.

14.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the three and nine months ended September 30, 2025 and 2024, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(79,982)	$(75,840)	$(190,862)	$(692,795)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	—	—	(39,347)
Cumulative undeclared dividends on Series C preferred shares	—	—	—	(1,174)
Net loss attributable to common stockholders	$(79,982)	$(75,840)	$(190,862)	$(733,316)
Denominator:
Weighted-average common shares outstanding, basic and diluted	174,945	165,612	172,969	104,164
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.46)	$(1.10)	$(7.04)

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

	As of September 30,
	2025	2024
Stock options outstanding	—	210,000
Astrazeneca warrant	—	2,702,703
Deep 6 holdback liability	13,614	—
SEngine holdback liability	—	41,007
SEngine contingent consideration	—	35,000
Paige holdback liability	85,966	—
Unvested RSUs	6,427,465	6,680,677
Unvested RSAs	20,630	—
Unvested PSUs	2,569,600	—
Shares issuable upon conversion of Notes(1)	9,292,529	—
Total potentially dilutive shares	18,409,804	9,669,387

(1) As disclosed in Note 13, the Company entered into the Capped Call in connection with the pricing of the Notes. The Capped Call is generally expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the Notes. As such, the impact of the Capped Calls was excluded from the calculation as the effect of the Capped Calls if issued upon conversion of the Notes, would have been anti-dilutive.

As disclosed in Note 12, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As the liquidity event performance condition was satisfied upon completion of the IPO, as of September 30, 2025 and September 30, 2024, these shares are included in potentially dilutive shares.

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

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $0.3 million and income tax benefit of $45.7 million, respectively. This benefit is the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to a preliminary estimate of $46.2 million net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. Income tax expense for the three and nine months ended September 30, 2024 was not material.

Due to the Company’s history of losses in the United States, a full valuation allowance on all of the Company’s deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

The effective tax rate for the nine months ended September 30, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the quarter.

The Company will continue to evaluate the realizability of its deferred tax assets on a quarterly basis and adjust the valuation allowance as necessary based on the weight of available evidence.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the Act enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial.

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

Holdback liability—The Company held back 13,614 shares in connection with the Deep 6 acquisition and 85,966 shares in connection with the Paige acquisition. See Note 4, Business Combinations for further discussion of those acquisitions. For all holdback liabilities, the number of shares are fixed at the acquisition price as of the date of the acquisition.

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

The Credit Facilities, the Second Amended Note, and the Notes were not recorded at fair value. The fair values of the Credit Facilities, the Second Amended Note, and the Notes approximated their carrying values as of September 30, 2025 and December 31, 2024. Estimates of the fair values of the Credit Facilities, the Second Amended Note, and the Notes are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$103,720	$103,720	$—	$—
Liabilities
Holdback liability	8,004	8,004	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$107,309	$107,309	$—	$—

For the three and nine months ended September 30, 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3). For the three and nine months ended September 30, 2024, the Company recognized a loss of $43.3 million and $42.4 million, respectively, in Other income (expense), net due to the change in fair value of the warrant liability determined by Level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares of Class A common stock were received as payment of accounts receivable. During the three months ended September 30, 2025 and 2024, the Company did not sell any shares of Recursion Class A common stock. During the nine months ended September 30, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. During the nine months ended September 30, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 for aggregate proceeds of $23.1 million.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other income (expense), net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains and losses recorded during the three and nine months ended September 30, 2025 and 2024 that relate to marketable equity securities held as of September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss (gain) during the period on marketable equity securities	$1,276	$(2,578)	$(4,731)	$(5,119)
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	—	(3,264)	(6,081)
Unrealized loss (gain) recognized during the period on marketable equity securities still held at the reporting date	$1,276	$(2,578)	$(1,467)	$962

17.
RELATED PARTIES

In 2018, the Company received $1.5 million from a related party for assuming an office lease from such party. The liability is amortized through the right-of-use asset as a reduction of rent expense over the lease term. The Company had a remaining related liability of $0.5 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company subleases a portion of office space to this related party on a month-to-month basis. Sublease income received from the related party was insignificant for the three and nine months ended September 30, 2025 and 2024.

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

The Company has entered into various agreements with Pathos, encompassing the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $25.2 million and $2.4 million of revenue from Pathos for the three months ended September 30, 2025 and 2024, respectively. The Company has recognized $41.7 million and $2.6 million of revenue from Pathos for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, there was no amount due to related parties. As of September 30, 2025 and December 31, 2024, the amount due from related parties was $6.6 million and $4.3 million, respectively.

As of September 30, 2025, related party asset and related party asset, less current portion were $5.7 million and $19.3 million, respectively. As of December 31, 2024, the related party asset and related party asset, less current portion were both $0. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of September 30, 2025, deferred revenue and deferred revenue, less current portion includes $19.9 million and $0 million of related party deferred revenue, respectively. As of December 31, 2024, there was no related party deferred revenue.

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
•
our ability to successfully acquire businesses, form joint ventures or make investments in companies or technologies, including our ability to realize the expected benefits of our acquisitions of Paige.AI, Inc., Ambry Genetics Corporation and Deep 6 AI, Inc;
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

We primarily operate in the United States and generated total revenue of $334.2 million and $180.9 million in the three months ended September 30, 2025 and 2024, respectively, and $904.6 million and $492.7 million in the nine months ended September 30, 2025 and 2024, respectively. We also incurred net losses of $80.0 million and $75.8 million in the three months ended September 30, 2025 and 2024, respectively, and $190.9 million and $692.8 million in the nine months ended September 30, 2025 and 2024, respectively. We generated adjusted EBITDA of $1.5 million and $(21.8) million in the three months ended September 30, 2025 and 2024, respectively, and $(20.3) million and $(97.0) million in the nine months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or

GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Convertible Senior Notes

On July 3, 2025, we completed a private offering, or the Offering, of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the Notes. The Notes are our general unsecured obligations and will mature on July 15, 2030, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. Refer to Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the issuance and terms of the Notes and the Capped Call transaction (as defined in “—Liquidity and Capital Resources—Senior Convertible Notes”).

Our net proceeds from the Offering were $725.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $293.5 million of the Term Loan Facilities (as defined in “—Liquidity and Capital Resources—Credit Facilities”), which includes repayment of the principal, accrued interest, and prepayment premium and to pay approximately $41.8 million cost of the Capped Call. We expect to use the remaining net proceeds from the Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

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

In connection with the closing of the acquisition, we entered into an amendment to the Credit Agreement (as defined in “—Liquidity and Capital Resources—Credit Facilities”), providing for an additional $200.0 million in senior secured term loans, or the Additional Term Loan Facility, and $100.0 million in priority revolving loan commitments, or the Revolving Credit Facility. We utilized borrowings under the Additional Term Loan Facility and the Revolving Credit Facility to fund the Cash Consideration for the acquisition and to pay fees and expenses related thereto.

At the Market Sales Agreement

On August 8, 2025, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents, or collectively, the Sales Agents, pursuant to which we may offer and sell from time to time, at our option, shares of Class A common stock through the Sales Agents, or the ATM. The issuance and sale, if any, of shares of Class A Common Stock under the Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus included therein, or the ATM Prospectus, which was filed with the SEC on August 8, 2025. In accordance with the terms of the Sales Agreement, under the ATM Prospectus, we may offer and sell shares of Class A common stock having an aggregate offering price of up to $500.0 million from time to time through the Sales Agents.

For the three and nine months ended September 30, 2025, we sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM prospectus, we incurred $0.8 million of deferred offering costs, which were reclassified as a reduction of paid-in-capital upon completion of the sale. As of September 30, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Acquisition of Paige.AI, Inc.

On August 22, 2025, or the Paige Closing Date, we completed our acquisition, or the Paige Acquisition, of Paige.AI, Inc., or Paige, a Delaware corporation, pursuant to an Agreement and Plan of Merger entered into on August 22, 2025 with Giant Panda Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary, Paige, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholder representative. Paige is an AI company specializing in digital pathology. The Paige Acquisition is expected to allow us to grow our dataset and establish a strong footprint in digital pathology with an industry leading technology portfolio.

We acquired all of the issued and outstanding shares of Paige. The aggregate acquisition date fair value of consideration for the Paige Acquisition totaled $102.7 million. Consideration consisted of $3.0 million of cash and the issuance of an aggregate of 1,272,151 shares of our Class A common stock, or the Paige Stock Consideration, which was valued at $80.52 per share, the closing price of our Class A common stock on the Paige Closing Date. A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige will pay approximately $2.7 million to fulfill employee tax obligations related to the issuance. The equivalent will be withheld from those employees in our Class A common stock and will be included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back and is payable within five business days of August 22, 2026.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $45.0 million and $27.3 million during the three months ended September 30, 2025 and 2024, respectively, and $122.5 million and $119.7 million during the nine months ended September 30, 2025 and 2024 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Genomics, this entails our field salesforce developing relationships with individual physicians, genetic counselors, and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners. For AI Applications, this entails demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 8,500 physicians and we have worked with over 200 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2024 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $38.1 million and $30.7 million during the three months ended September 30, 2025 and 2024, respectively, and $106.0 million and $135.7 million, in the nine months ended September 30, 2025 and 2024, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the recognition of unamortized original issuance discount, unamortized deferred financing fees, and prepayment premium as a result of the prepayment of the Term Loan Facilities (defined in “—Liquidity and Capital Resources”).

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

Gains (losses) from Equity Method Investments

Gains (losses) from equity method investments consist of earnings from our joint venture, SB Tempus. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding SB Tempus.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue
Genomics	$252,878	$116,422	$688,525	$331,315
Data and services	81,328	64,507	216,053	161,403
Total net revenue	$334,206	$180,929	$904,578	$492,718
Cost and operating expenses
Cost of revenues, genomics	98,643	60,126	283,182	181,285
Cost of revenues, data and services	25,621	14,964	61,212	52,384
Technology research and development	38,087	30,680	105,960	135,655
Research and development	44,960	27,348	122,453	119,713
Selling, general and administrative	187,891	101,427	523,230	644,063
Total cost and operating expenses	395,202	234,545	1,096,037	1,133,100
Loss from operations	$(60,996)	$(53,616)	$(191,459)	$(640,382)
Interest income	4,600	4,789	7,506	7,538
Interest expense	(15,399)	(13,761)	(54,981)	(40,294)
Loss on debt extinguishment	(12,034)	—	(12,034)	—
Other income (expense), net	2,605	(11,522)	16,879	(17,821)
Loss before (provision for) benefit from income taxes	(81,224)	(74,110)	(234,089)	(690,959)
(Provision for) benefit from income taxes	(276)	(38)	45,692	(144)
Gains (losses) from equity method investments	1,518	(1,692)	(2,465)	(1,692)
Net Loss	$(79,982)	$(75,840)	$(190,862)	$(692,795)

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$252,878	$116,422	$136,456	117%
Data and services	81,328	64,507	16,821	26%
Total Net Revenue	$334,206	$180,929	$153,277	85%

The increase in revenue for the three months ended September 30, 2025, compared to the same period in 2024, was due to increased volume of tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 69,000 tests for the three months ended September 30, 2024 to approximately 217,000 tests for the three months ended September 30, 2025, of which 129,500 tests related to Hereditary testing.

Oncology tests increased from approximately 69,000 tests for the three months ended September 30, 2024 to approximately 87,500 tests for the three months ended September 30, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,530 for the three months ended September 30, 2024 to approximately $1,600 for the three months ended September 30, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $34.4 million increase in Genomics revenue.

Hereditary tests increased to approximately 129,500 tests for the three months ended September 30, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $102.6 million in Genomics revenue.

Data and Services

The increase in Data and services revenue for the three months ended September 30, 2025, compared to the same period in 2024, was driven primarily by $18.9 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the three months ended September 30, 2025 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services in the three months ended September 30, 2025.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$98,643	$60,126	$38,517	64%
Cost of revenues, data and services	25,621	14,964	10,657	71%
Total	$124,264	$75,090	$49,174	65%

The increase in Cost of revenues for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to increases of $29.4 million in material and service costs, of which $19.1 million in material and services is due to the Ambry Acquisition, $12.5 million in personnel-related costs, of which $8.8 million in personnel-related costs is due to the Ambry Acquisition, and $5.8 million in cloud costs.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to increases of $29.4 million in material and service costs, of which $19.1 million in material and services is due to the Ambry Acquisition, $11.3 million in personnel-related costs, of which $8.8 million in personnel-related costs is due to the Ambry Acquisition.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $5.8 million in cloud costs and $1.2 million in personnel-related costs.

Technology Research and Development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$38,087	$30,680	$7,407	24%

The increase in Technology research and development expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $5.8 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $4.1 million is due to the Ambry Acquisition, and $1.5 million of stock-based compensation expense.

Research and Development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$44,960	$27,348	$17,612	64%

The increase in Research and development expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $11.2 million in personnel-related costs for employees in our research and development group, of which $9.0 million is due to the Ambry Acquisition, $1.5 million increase in laboratory supplies, and $1.3 million increase due to outside service costs related to clinical studies.

Selling, General and Administrative

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$187,891	$101,427	$86,464	85%

The increase in Selling, general and administrative expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase $30.5 million in personnel-related costs, of which $22.1 million is due to the Ambry Acquisition, $16.8 million in amortization of intangibles acquired from the Ambry Acquisition, $10.1 million of stock-based compensation expense, $6.0 million in software and tools costs, of which $3.1 million is due to the Ambry Acquisition, $4.8 million in cloud storage costs, and $3.5 million in legal costs. Additionally, approximately $7.6 million increase is due to the inclusion of Ambry costs in the three months ended September 30, 2025.

Interest Income

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$4,600	$4,789	$(189)	-4%

The decrease in Interest income for the three months ended September 30, 2025, compared to the same period in 2024, was not material.

Interest Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(15,399)	$(13,761)	$(1,638)	12%

The increase in Interest expense for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and the additional interest expense from the Additional Term Loan Facility, Revolving Credit Facility, and Notes.

Loss on Debt Extinguishment

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$(12,034)	$-	$(12,034)	100%

The change in Loss on debt extinguishment for the three months ended September 30, 2025, compared to the same period in 2024, was driven by the repayment of the Term Loan Facility, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $12.0 million.

Other Income (Expense), net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$2,605	$(11,522)	$14,127	-123%

The change in Other income (expense), net for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $43.3 million decrease in expense related to the change in fair value of our warrant liability, offset by a $26.0 million increase in expense due to the change in fair value of our warrant asset, and a $3.9 million increase in expense related to unrealized losses on marketable equity securities.

Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(276)	$(38)	$(238)	626%

The change in provision for income tax benefit (expense) for the three months ended September 30, 2025, compared to the same period in 2024, was not material.

Gains (Losses) from Equity Method Investments

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Gains (losses) from equity method investments	$1,518	$(1,692)	$3,210	-190%

The decrease in losses from equity method investments for the three months ended September 30, 2025, compared to the same period in 2024, was due to the gains from SB Tempus.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Genomics	$688,525	$331,315	$357,210	108%
Data and services	216,053	161,403	54,650	34%
Total Net Revenue	$904,578	$492,718	$411,860	84%

The increase in revenue for the nine months ended September 30, 2025, compared to the same period in 2024, was due to increased volume and reimbursement of clinical oncology tests performed in Genomics and increased data deliveries in our Data and Services product line.

Genomics

The increase in Genomics revenue for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 198,200 tests for the nine months ended September 30, 2024 to approximately 582,000 tests for the nine months ended September 30, 2025, of which 335,500 tests related to Hereditary testing.

Oncology tests increased from approximately 198,200 tests for the nine months ended September 30, 2024 to approximately 246,500 tests for the nine months ended September 30, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,500 for the nine months ended September 30, 2024 to approximately $1,590 for the nine months ended September 30, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $94.6 million increase in Genomics revenue.

Hereditary tests increased to approximately 335,500 tests for the nine months ended September 30, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $263.4 million in Genomics revenue.

Data and Services

The increase in Data and services revenue for the nine months ended September 30, 2025, compared to the same period in 2024, was driven primarily by $53.6 million from increased demand for our Insights products. Across all Data and services products, the increase in revenue in the nine months ended September 30, 2025 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services in the nine months ended September 30, 2024.

Cost and Operating Expenses

Cost of Revenues

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, genomics	$283,182	$181,285	$101,897	56%
Cost of revenues, data and services	61,212	52,384	8,828	17%
Total	$344,394	$233,669	$110,725	47%

The increase in Cost of revenues for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to increases of $87.5 million in material and service costs, of which $51.5 million in material and services is due to the Ambry Acquisition, $28.7 million in personnel-related costs, of which $21.3 million is due to the Ambry Acquisition, offset by a decrease of $14.2 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Genomics

The increase in Cost of revenues, Genomics for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to increases of $87.5 million in material and service costs, of which $51.5 million in material and services is due to the Ambry Acquisition, $27.3 million in personnel-related costs, of which $21.3 million is due to the Ambry Acquisition, offset by a decrease of $8.3 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Data and Services

The increase in Cost of revenues, Data and services for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $6.9 million in cloud costs and $1.4 million in personnel-related costs.

Technology Research and Development

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$105,960	$135,655	$(29,695)	-22%

The decrease in Technology research and development expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $42.3 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $13.0 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $9.1 million is due to the Ambry Acquisition.

Research and Development

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$122,453	$119,713	$2,740	2%

The increase in Research and development expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $26.7 million in personnel-related costs for employees in our research and development group, of which $21.2 million is due to the Ambry Acquisition, $4.2 million in validation and regulatory costs, $3.0 million in laboratory supplies, and $2.3 million due to outside services costs related to clinical studies, offset by a decrease of $37.2 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Selling, General and Administrative

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$523,230	$644,063	$(120,833)	-19%

The decrease in Selling, general and administrative expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a decrease of $336.2 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by increases of $84.9 million in personnel-related costs, of which $56.6 million is due to the Ambry Acquisition, $44.7 million in amortization of intangibles acquired from the Ambry Acquisition, $16.4 million in software and tools costs, of which $8.8 million is due to the Ambry

Acquisition, $9.5 million in legal costs, $7.0 million in cloud storage costs, and $6.1 million in acquisition costs. Additionally, approximately $26.9 million increase is due to the inclusion of Ambry costs in the nine months ended September 30, 2025.

Interest Income

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$7,506	$7,538	$(32)	0%

The decrease in Interest income for the nine months ended September 30, 2025, compared to the same period in 2024, was not material.

Interest Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(54,981)	$(40,294)	$(14,687)	36%

The increase in Interest expense for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and additional interest expense from the Additional Term Loan Facility, Revolving Credit Facility and Notes.

Loss on Debt Extinguishment

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$(12,034)	$-	$(12,034)	100%

The change in Loss on debt extinguishment for the nine months ended September 30, 2025, compared to the same period in 2024, was driven by the repayment of the Term Loan Facility, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $12.0 million.

Other Income (Expense), net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$16,879	$(17,821)	$34,700	-195%

The change in Other income (expense), net for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $42.4 million decrease in expense due to the change in fair value of our warrant liability, $8.0 million increase in income from the IP License Agreement with SB Tempus, and a $2.3 million decrease in expense for the G-4 Special Payment, offset by a $18.3 million increase in expense due to the change in fair value of our warrant asset.

Benefit from (provision for) Income Taxes

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$45,692	$(144)	$45,836	NM(1)

(1) Not meaningful

The change in provision for income tax benefit (expense) for the nine months ended September 30, 2025, compared to the same period in 2024, was due to a $46.2 million discrete tax benefit recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain net deferred tax assets of ours.

Losses from Equity Method Investments

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(2,465)	$(1,692)	$(773)	46%

The increase in losses from equity method investments for the nine months ended September 30, 2025, compared to the same period in 2024, was due to the losses from SB Tempus.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) (gains) losses on equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, (x) the G-4 Special Payment (as defined in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), (xi) amortization of deferred other income from our IP License Agreement with SB Tempus, (xii) franchise taxes related to our IPO, and (xiii) loss on debt extinguishment. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Net loss	$(79,982)	$(75,840)	$(190,862)	$(692,795)
Interest income	(4,600)	(4,789)	(7,506)	(7,538)
Interest expense	15,399	13,761	54,981	40,294
Depreciation	8,120	6,788	24,350	19,472
Amortization	18,911	2,652	51,066	8,316
Provision for (benefit from) income taxes	276	38	(45,692)	144
EBITDA	$(41,876)	$(57,390)	$(113,663)	$(632,107)
(Gains) Losses on equity method investments	(1,518)	1,692	2,465	1,692
Fair value changes(1)	1,255	15,605	(4,441)	19,885
Stock-based compensation expense	33,979	21,038	79,408	509,351
Employer payroll tax related to stock-based compensation	1,039	1,201	8,165	5,963
Acquisition related expenses(2)	552	—	6,073	—
G-4 Special Payment	—	—	—	2,250
Amortization of technology license	(3,989)	(3,989)	(11,966)	(3,989)
Franchise taxes related to IPO	—	—	1,647	—
Loss on debt extinguishment	12,034	—	12,034	—
Adjusted EBITDA	$1,476	$(21,843)	$(20,278)	$(96,955)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for acquisitions during the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2025, we had an accumulated deficit of $2.3 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $660.5 million.

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

Convertible Senior Notes

On July 3, 2025, we completed the Offering of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes. Our net proceeds from the Offering were $725.7 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by us.

The Notes are general unsecured obligations of ours and will mature on July 15, 2030. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The Notes are convertible at the option of the holders prior to April 15, 2030, upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter, commencing after the fiscal quarter ending on September 30, 2025, if the last reported sale price of our Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day;
(3)
If we call the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, we will pay or deliver cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

The conversion rate for the Notes will is 11.8778 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

On or after July 20, 2028, we may redeem for cash all or any portion of the Notes if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for the Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. If we redeem less than all the outstanding Notes, at least $100.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption. No sinking fund is provided for the Notes.

If we undergo a fundamental change (as defined in the indenture governing the Notes), then, subject to certain conditions and exceptions, noteholders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

In connection with the pricing of the Notes on June 30, 2025, and in connection with the exercise in full by the initial purchasers of their option to purchase additional Notes on July 1, 2025, we entered into capped call transactions, or the Capped Call, effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the Capped Call. The Capped Calls have an initial strike price of approximately $84.19 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8,908,350 shares of the Company's Class A common stock.

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

Credit Facilities

On September 22, 2022, we entered into a Credit Agreement, or the Original Credit Agreement, with Ares Capital Corporation, or Ares, for a senior secured loan, or the Term Loan Facility that matures in September 2027, in an original principal amount of $175.0 million, less original issue discount of $4.4 million and deferred financing fees of $2.6 million. The Original Credit Agreement was amended on April 25, 2023 and October 11, 2023, to, among other things, increase the original principal amount of the Term Loan Facility by $85.0 million in the aggregate, less original issue discount of $2.2 million in the aggregate.

On February 3, 2025, we entered into a Third Amendment Agreement, or the Third Amendment Agreement which, among other things, provided for an additional $200.0 million tranche of senior secured term loans, or the Additional Term Loan Facility, and together with the Term Loan Facility, the Term Loans, and $100.0 million in priority revolving loan commitments, or the Revolving Credit Facility, and loans thereunder, the Revolving Loans. We received $194.0 million under the Additional Term Loan Facility, which is the aggregate principal amount of $200.0 million, less original issue discount of $4.0 million and $2.0 million in legal fees paid to third parties, and $97.1 million in revolving loans under the Revolving Credit Facility, which is the aggregate amount of $100.0 million, less original issue discount of $2.0 million and $0.9 million in legal fees paid to third parties, the proceeds of which were used to fund the cash consideration for the Ambry Acquisition and to pay related fees. The Third Amendment Agreement was accounted for as a debt modification. The Additional Term Loan Facility and the Revolving Credit Facility mature on February 3, 2030.

On June 30, 2025, in conjunction with the Offering, we entered into a Fourth Amendment to the Credit Agreement, or the Fourth Amendment Agreement. The Fourth Amendment Agreement amended the terms of the Credit Agreement to (i) permit the Offering and the related derivative transactions and (ii) provide that the Offering satisfies the junior capital raise requirement set forth in the Credit Agreement. Except as noted above, the material terms of the Credit Agreement were not amended. The Fourth Amendment Agreement was accounted for as a debt modification.

The Term Loans and Revolving Credit Facility, or together with the Term Loan Facilities, the Credit Facilities, are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate, or SOFR, loans.

The Term Loans are subject to quarterly interest payments, which bears interest based on Term SOFR. Additionally, we may make either a paid-in-kind, or PIK, election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Fourth Amendment Agreement, or the Credit Agreement, through December 31, 2025, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus 7.25%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus 5%, respectively, and the PIK interest rate will be 3.25%.

From and after January 1, 2026, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin of 5%, respectively, and the PIK interest rate will be 3.25%. The applicable margin for any interest period for which we elect to pay interest in cash will be based on a consolidated first lien leverage ratio.

Interest on the Revolving Loans accrues interest at a per annum rate equal to Term SOFR plus 3.75% At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, or the Minimum Revolving Interest Amount. A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent we are being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. We are in compliance with all covenants in the Credit Agreement as of September 30, 2025.

Through September 30, 2025, we repaid in full the principal amount of the Term Loan Facility for $276.9 million, leaving only the Additional Term Loan Facility and Revolving Credit Facility as outstanding.

Convertible Promissory Note

On February 22, 2025, we amended our convertible promissory note, or the Second Amended Note, with Google LLC, or Google, originally entered into on June 22, 2020, or the Initial Note, and subsequently amended on November 19, 2020, or the Amended Note. The amendment extended the maturity date of the Second Amended Note from March 22, 2026 to December 31, 2030. In addition, the amendment provides us the option upon maturity to repay up to 50% of the outstanding principal and accrued interest balance, or the Outstanding Amount, in shares of our Class A common stock equal to the quotient obtained by dividing (1) the Outstanding Amount on the maturity date, by (2) the average of the last trading price on each trading day during the twenty day period ending immediately prior to the maturity date.

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

At the Market Sales Agreement

On August 8, 2025, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents, or collectively, the Sales Agents, pursuant to which we may offer and sell from time to time, at our option, shares of Class A common stock through the Sales Agents, or the ATM. The issuance and sale, if any, of shares of Class A Common Stock under the Sales Agreement will be made pursuant to an automatically effective registration statement on Form S-3 and the related prospectus included therein, or the ATM Prospectus, which was filed with the SEC on August 8, 2025. In accordance with the terms of the Sales Agreement, under the ATM Prospectus, wee may offer and sell shares of Class A common stock having an aggregate offering price of up to $500.0 million from time to time through the Sales Agents.

For the three and nine months ended September 30, 2025, we sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, we incurred $0.8 million of deferred offering costs, which were reclassified as a reduction of paid-in-capital upon completion of the sale. As of September 30, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(181,302)	$(149,794)
Net cash used in investing activities	$(387,638)	$(122,430)
Net cash provided by financing activities	$887,732	$494,508

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2025 was $181.3 million, which resulted from a net loss of $190.9 million and a net change in our operating assets and liabilities of $130.8 million, offset by non-cash charges of $140.4 million. Non-cash charges primarily consisted of $79.4 million of stock-based compensation $75.4 million of depreciation and amortization, $12.0 million loss on debt extinguishment, $8.8 million of PIK interest added to principal, and $7.9 million of non-cash operating lease costs, offset by deferred income taxes of $46.2 million, and $4.7 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $63.2 million increase in accounts receivable due to increased sales and the timing of customer payments, a $25.0 million increase in related party asset, due to future services to be provided by Pathos under the Pathos Master Agreement, a $16.7 million increase in investments and other assets, and a $18.5 million decrease in accounts payable, due to timing of payment, offset by a $17.4 million increase in deferred revenue, which is primarily due to the Pathos Foundation Model agreement.

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

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 was $387.6 million, which was the result of $375.0 million cash paid related to the Ambry, Paige, and Deep 6 acquisitions, purchases of property and equipment of $16.3 million, and $4.6 million of purchases of capitalized software from the Ambry Acquisition, offset by proceeds from the sale of marketable equity securities of $8.3 million.

Cash used in investing activities during the nine months ended September 30, 2024 was $122.4 million, which was the result of the investment in the joint venture in July 2024 of $95.2 million, purchases of marketable equity securities of $36.2 million, and purchases of property and equipment of $14.2 million, offset by proceeds from the sale of marketable equity securities of $23.1 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025 was $887.7 million, which was the result of net proceeds from the Notes of $726.5 million, net proceeds from the Additional Term Loan Facility of $196.0 million, net proceeds from the ATM of $195.5 million, and net proceeds from the Revolving Credit Facility of $98.0 million, offset by $276.9 million of principal payments on the Term Loan Facility, $41.8 million of purchases of the Capped Call, and $7.8 million of prepayment premium on the Term Loan Facility.

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

Other than the accounting policy disclosed below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 as described in the Form 10-K for the year ended December 31, 2024.

Business Combinations

In accordance with ASC Topic 805, Business Combinations, we use the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition often requires the application of judgment regarding estimates and assumptions. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customer relationships, acquired trade names, and acquired developed technology. All acquisition costs are expensed as incurred.

Convertible Senior Notes

The Notes are accounted for in accordance with ASC 470. We determined the embedded conversion options, redemption features, and contingent interest and payments are not required to be separately accounted for as derivatives under ASC 815 because they were either determined to be clearly and closely related to the host instrument or we have concluded that no value would be associated with the related feature based on the circumstances associated with the Note's issuance. The initial purchasers' discount and deferred financing fees are amortized into interest expense within the consolidated statements of operations using the straight-line method over the term of the underlying debt, and unamortized amounts are presented net of the principal balance within convertible senior notes in the consolidated balance sheets.

In connection with the Notes, we entered into the Capped Call, or the Capped Call, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the Capped Call. The equity-classified Capped Call is not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

Stock-Based Compensation

We recognize stock-based compensation for equity awards with only a service condition on the grant-date fair value on a straight-line basis over the remaining requisite service period for the award, which is generally the vesting period. We recognize stock-based compensation for equity awards with a market or performance condition using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. For those awards with a market condition, we utilize a Monte Carlo simulation model to estimate the fair value of the restricted stock units. The Monte Carlo simulation model requires the input of estimates and assumptions, including, but not limited to, the expected stock price volatility, the life of the award and the risk-free interest rate. The probability of actual shares expected to be earned is considered in the grant date fair value. As a result, the expense is not adjusted to reflect the actual shares earned. For those awards with a performance condition, we recognize stock-based compensation if it is probable that the performance condition will be satisfied and will reflect the number of awards that ultimately vest. At each reporting period, we reassess the probability of achievement of the performance condition and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $660.5 million held primarily in cash deposits and money market funds. As of September 30, 2025, we had $304.3 million outstanding under our Term Loan Facilities and Revolving Credit Facility, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates under our Term Loan Facilities and Revolving Credit Facility would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through September 30, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of September 30, 2025 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

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

On June 11, 2024, Guardant Health Inc., or Guardant, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. On March 14, 2025, Tempus filed multiple counterclaims against Guardant under the Lanham Act and related states statutes alleging, among other things, that Guardant’s advertisements were false and misleading. Tempus filed a separate patent infringement complaint against Guardant in the U.S. District Court for the Southern District of California alleging that certain Guardant products infringe U.S. Patent Nos. 12,112,839, 11,640,859, 10,957,041, and 10,991,097. On August 12, 2025, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Tempus’s xM tests infringe three Guardant U.S. patents. The complaint, which has been consolidated with Guardant’s pending patent infringement case in the District of Delaware, seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. All cases are pending.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24, 2025. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Except as set forth below, during the third quarter of fiscal 2025, there were no material changes to our previously disclosed risk factors.

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

In July 2025, we issued $750.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes. We are subject to a variety of risks related to the Notes, such as:

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
•
in the event the conditional conversion feature of the Notes is triggered, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital;
•
if we deliver cash to noteholders upon Conversion of their Notes, the payment of cash could adversely affect our liquidity;
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

The Capped Call may affect the value of the Notes and our Class A common stock.

In connection with the issuance of the Notes, we entered into capped call transactions, or the Capped Call, with one of the initial purchasers and certain other financial institutions, or the option counterparties. The Capped Call cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Call the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes, including with, or from, as the case may be, certain investors in the Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the issuance of the Notes and prior to the maturity of the Notes (and are likely to do so during the 20 trading day period beginning on the 21st scheduled trading day prior to the maturity date of the Notes, or, to the extent we exercise the relevant election under the Capped Call, following any repurchase, redemption, or conversion of the Notes). The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the Notes.

We are subject to counterparty risk with respect to the Capped Call.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the Capped Call. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

In addition, the terms of the Capped Call may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Call may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Call.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with our acquisition of Paige.AI, Inc., or Paige, on August 22, 2025, we issued 1,272,151 shares of our Class A common stock to certain former stockholders of Paige. We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Jennifer A. Doudna, Director	Adoption(1)	August 12, 2025	X		10,376	November 15, 2026
Andrew Polovin, Executive Vice President, General Counsel and Secretary	Adoption(1)	August 12, 2025	X		To Be Determined(2)	November 1, 2026
James Rogers, Chief Financial Officer	Adoption(1)	September 11, 2025	X		To Be Determined(3)	December 31, 2026
Erik Phelps, Executive Vice President, Chief Administrative and Legal Officer and Assistant Secretary	Adoption(1)	September 15, 2025	X		To Be Determined(4)	December 15, 2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1.
(2)
This Rule 10b5-1 trading plan provides for sales of (i) 15,825 shares of Class A common stock and (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 60,117 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.
(3)
This Rule 10b5-1 trading plan provides for sales of (i) 11,056 shares of Class A common stock and (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 109,217 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.
(4)
This Rule 10b5-1 trading plan provides for sales of (i) 24,198 shares of Class A common stock and (ii) up to 90% of the net number of shares received upon vesting of an aggregate of 45,834 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Plan of Conversion.	10-Q	001-42130	2.1	August 8, 2025

3.1	Articles of Incorporation of the Registrant.	10-Q	001-42130	3.1	August 8, 2025

3.2*	Amended and Restated Articles of Incorporation of the Registrant.

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-42130	3.2	August 8, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

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

TEMPUS AI, INC.

Date: November 4, 2025	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)