Form 10-K
period 2025-12-31
Tempus AI, Inc.
filed 2026-02-24
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $11.0 billion (based on the closing price of the Registrant's Class A common stock on the Nasdaq Global Select Market on June 30, 2025 of $63.54 per share).

As of February 20, 2026, there were 173,729,901 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, or the 2026 Proxy Statement, relating to its annual meeting of stockholders to be held in 2026, or the 2026 Annual Meeting, to be filed with the Securities and Exchange Commission, or the SEC, within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed a part hereof.

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
•
our ability to develop new products and services, including our goals and strategy regarding development and commercialization of our Application products;
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
•
our ability to expand internationally, including through our joint venture, SB Tempus Corp., in Japan;
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

PART I

Item 1. Business.

Overview

We endeavor to unlock the true power of precision medicine by creating Intelligent Diagnostics through the practical application of artificial intelligence, or AI, in healthcare. Intelligent Diagnostics use AI, including generative and agentic AI, to make laboratory tests more accurate, tailored, and personal. We make tests intelligent by connecting laboratory results to a patient’s own clinical data, thereby personalizing the results. Our novel insight was realizing that all laboratory test results, genomic or otherwise, could be contextualized for a specific patient based upon that patient’s unique characteristics, and technology could therefore guide therapy selection and treatment decisions to allow each patient to progress on their own unique path. The drugs recommended, the clinical trials explored, the care pathways evaluated, and the adverse events considered—all have the potential to be refined and enhanced when test results are connected to a patient’s personal profile, enabling the right patient to be routed to the right therapy at the right time.

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

Our Platform includes proprietary software and dedicated data pipelines that create a network of healthcare institutions through more than 700 unique data connections, many of which supply us with complex multimodal data in near real time, across more than 5,000 healthcare institution sites that order our products and services. Healthcare institutions supply us with this data in our capacity as a covered entity (for example, when we provide Next Generation Sequencing, or NGS, services on behalf of a patient), or as a business associate (for example, when we provide clinical trial matching services or data de-identification and structuring services). In addition to the data we receive in these capacities, we currently have a limited number of paid license agreements through which we acquire de-identified data directly from healthcare associations or institutions, and in certain circumstances we cover the actual direct costs associated with the technical integrations needed to create a data connection. We then integrate this data into a unified multimodal database through which we offer numerous analytical and decision support capabilities to our customers. We establish dedicated and integrated data connections with healthcare institutions to enhance the information we provide in our clinical reports, to increase the effectiveness of our clinical trial matching services, and to enable our Data and applications product line, which we believe has the ability to transform healthcare.

We have developed multiple products—each based on our Platform—that have allowed us to invest in structuring and harmonizing multimodal data, which is a necessary precursor for deploying AI at scale. Our products are organized under two product lines, Diagnostics, which comprises our Oncology and Hereditary testing businesses, among others, and Data and applications, which includes, our Insights, Next, Trials and Algos businesses, among others. Each product line is designed to enable and enhance the other, thereby creating network effects in each of the markets in which we operate. Our business model allows pharmaceutical and biotechnology companies to unlock value from the data we collect, and allows us to monetize a de-identified copy of that data, in different ways across our different product lines. We believe these network effects provide a unique advantage to our business as the compounding value of each data record in our database serves to enhance our competitive moat. The more data we collect, the smarter our tests become, the more applications we launch, the more physicians join our network, further growing our database, making our tests more precise for clinicians and our database more valuable for researchers.

Our Diagnostics product line leverages our laboratories to provide NGS diagnostics, PCR profiling, and other anatomic and molecular pathology testing to healthcare providers, life sciences companies, researchers, and other third parties. However, unlike other laboratory diagnostic testing providers, many of our tests are connected to clinical data in some manner, which allows our suite of tests to be self-learning and become more accurate with each new test that we run.

Our Data and applications product line facilitates drug discovery and development for life sciences companies through multiple products, including, among other things, Insights, Trials, Next and Algos. Through our Insights product, we license de-identified libraries of linked clinical, molecular, and imaging data and provide a suite of analytic and cloud-and-compute tools to pharmaceutical and biotechnology companies. Our Trials product leverages the broad network of physicians we work with in oncology to provide clinical trial support for pharmaceutical companies that are looking to reach hard-to-find and underserved patient populations.

Next is an AI platform that leverages machine learning to apply an “intelligent layer” onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective.

Our Algos product is focused on developing and providing diagnostics that are algorithmic in nature. We currently offer a suite of Algos in oncology, including our TO, HRD, DPYD and Tempus Purist Algos, as defined and described below, among others.

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

Importance of Multimodal Healthcare Data

Technology is enabling the healthcare industry to collect data at an unprecedented scale, yet most datasets continue to be fractured or narrowly focused by disease type or data modality; almost none are comprehensive enough to provide a full picture of the patient and their clinically relevant characteristics. We set out to solve that problem by building a platform that collects broad datasets in near real time and at scale. Our Platform is differentiated in several ways. First, we collect data from multiple diagnostic modalities, including NGS, anatomic pathology slides, radiology images, and other laboratory tests. Second, the data we collect is often connected to EHR data, such as key phenotypic characteristics, therapeutic data, and clinical outcome and response data. Third, our Platform is multi-disease, spanning oncology, neurology, and cardiology. Our Platform is purpose built to deploy AI at scale, using multimodal datasets, across disease areas. We believe these differentiators have the potential to transform healthcare.

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

Core Elements of our Platform

The Tempus Platform combines multiple elements into a vertically integrated infrastructure that enables us to ingest data from providers, structure and harmonize the data into a common database, provide laboratory diagnostic testing, and deliver personalized results that provide clinical context by leveraging our data. We offer closed-loop, full- stack, bi-directional integrations between a clinician’s desktop and our laboratory diagnostic capabilities, analytics platform, and repository of multimodal data. Our scaled, interconnected provider network covers more than 55% of U.S. oncologists and provides us with broad data rights, including the rights to longitudinally updated data from time to time. The combination of our Platform and vast provider network yields a powerful flywheel that continues to become more accurate and precise as more patients are added, thereby compounding the network effects of our offering. We believe each of these elements is difficult for competitors to replicate, and together represent a significant competitive advantage. The following diagram represents the different elements of our Platform.

As a result, we've built one of the world's *largest proprietary healthcare datasets*

TEMPUS
>45,000,000
total patient records
>8,000,000
imaging records
>4,500,000
samples sequenced
>365,000
DNA +RNA profiles
TCGA
10,000
DNA+RNA

Ingestion and Generation of Data

We ingest healthcare data in near real time and at scale, including molecular, clinical, and imaging data. Between our sequencing and data collection efforts, we are connected in some way to more than 55% of all oncologists practicing in the United States, along with a growing number of patients in neuropsychiatry and cardiology. Our methods for collecting and creating data include the following:

Ingesting data through our relationships and partnerships with healthcare providers. We have developed proprietary tools to establish approximately 700 direct data connections, across approximately 5,000 hospitals, many of which are bi-directional. We have established relationships with hundreds of provider networks, including more than 65% of all academic medical centers in the United States. To obtain data from these sources, we use a variety of near real-time connections (e.g., HL7, FHIR) and batch data exchanges. Healthcare institutions supply us with this data in our capacity as a covered entity (for example, when we provide NGS services on behalf of a patient), or as a business associate (for example, when we provide clinical trial matching services or data de-identification and structuring services). We ingest and structure data using optical character recognition, or OCR, natural language processing, or NLP, and proprietary workflow tools along with manual data curation. Our proprietary tools connect to a provider’s EHR system, data warehouse, or third-party data provider to pull out relevant structured and unstructured data that the provider has agreed to provide to Tempus, including longitudinal follow-up data to the extent the provider has made such data available. To facilitate these data- sharing relationships, we have developed software products and services that align to our customers’ interests by helping providers use our software tools to improve patient care. In certain circumstances, we cover the actual direct costs associated with the technical integrations needed to create a data connection. We cover these costs to help facilitate providers’ contribution of data and their corresponding use of our products, which then makes our tests more intelligent and helps them to facilitate the delivery of better care. We generally retain the rights we acquire in de-identified data even if our contractual obligations expire or are terminated.

Relationships with industry associations. In addition to healthcare providers, we work with numerous industry associations in the United States, through which we structure and distribute oncology data. We also have agreements in place with large integrated community practices. While our relationships in oncology are widespread, we are making inroads in other disease areas. For example, we have a relationship with a large hospital network to train algorithmic models based on a de-identified subset of more than 3.5 million electrocardiograms, or ECGs, across more than 800,000 patients, with decades of longitudinal clinical data, including outcome and response data. We also have agreements with numerous other institutions through both our sequencing and data efforts to collect and structure multimodal data, and have entered into a variety of partnerships and collaborations across neuropsychiatry, diabetes, and cardiology giving us access to additional clinical data.

Laboratory diagnostics. In addition to our dedicated data pipelines, we generate data for our Platform from our five high-throughput diagnostic testing labs in Chicago, Atlanta, Raleigh, Aliso Viejo and Minneapolis. Our labs offer a range of anatomical and molecular NGS tests, including a broad portfolio of solid tumor, liquid biopsy, and hereditary cancer tests. Our laboratory offerings enable us to populate our database with connected and comprehensive molecular, clinical, and morphologic data that has been de-identified. We also make available an unrestricted copy of the raw files containing the rich data we generate in the laboratory, along with any clinical data we curate, to the providers who order our tests, to further enable their own research efforts. In February 2025, we acquired Ambry Genetics Corporation, or Ambry, a leader in hereditary cancer screening and the supplier of our germline sequencing (Tempus|xG) for hereditary cancer risk. Ambry’s offerings span multiple disease areas, enabling us to expand beyond oncology into new categories, such as pediatrics, rare disease, cardiology, reproductive health and immunology. Additionally, Ambry’s significant laboratory capabilities on the west coast will continue to help increase our overall footprint in the country.

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

Our Proprietary Multimodal Database

We believe most healthcare databases lack real-time functionality, depth among data types, and the scale of matched clinical and molecular records needed to meaningfully improve therapeutic research and development. Tempus is attempting to solve this problem by democratizing the use of near-real time molecular, clinical, and imaging data by embedding our solution into the clinical care of patients. As our testing volume has grown, and as our dedicated data pipelines have expanded, the size of our database has increased exponentially. Since we launched our Platform in 2016, Tempus has amassed approximately 1.4 billion documents, across more than 8.6 million de-identified patient records, including over 1.6 billion pages of rich clinical text that we use to train our large language models. The database also includes over 8 million records with imaging data, more than 1,500,000 with matched clinical records linked with genomic information, and more than 360,000 with full transcriptomic profiles. Within oncology specifically, we believe this represents one of the largest and most comprehensive molecular libraries of cancer patients in the world. The breadth of our database, the quality and diversity of our data, as well as its regularly updating nature, allow us to offer a variety of AI-enabled solutions to the market. We believe our unique data set enables us to bring the benefits of generative AI and large language models to healthcare, as our curated, multimodal database can be used as a proprietary training set to build a variety of AI based applications, which we intend to deploy through our existing network and distribution platform. We also retain the rights to broadly commercialize de-identified data. As the amount of data in our cloud environment continues to grow from its current size of more than 450 petabytes, we believe new applications and opportunities will emerge that are only possible with scale, driving innovations in patient treatment that were previously unattainable. The following diagram represents the growth of our database over time.

Another valuable attribute of our dataset is the number of different data modalities represented. We believe multimodal data is a necessary predicate to successfully build and deploy AI-based applications given the complexity of disease and the various attributes across different forms of data (e.g., text, images, molecules, etc.). As of December 31, 2025, our database included the following types of data, among others:

Clinical Data
~10,000,000

Clinical data profiles collected from our provider partners' EMRs + relationships with associations

Onco database includes approx.:

~8.0 million de-identified patient records

Imaging Data
>8,000,000

Imaging files collected through our data pipelines, our anatomic pathology lab tests, and our Geisinger partnership

>1 million patients with cardiac data

>7.8 million pathology images

Clinical + Molecular Data
>1,500,000

Our matched clinical and molecular dataset profiles consist of both the tumor's molecular profile and various phenotypic data elements (therapy data, time on treatment, and clinical outcome) and treatment response data, when and to the extent available

We compiled this matched dataset by sequencing patients for our provider partners (who supply clinical data) and ingesting data through our relationships with provider partners

Tempus Samples Sequenced
>4,500,000

This dataset includes both clinical and molecular data from the patients Tempus has sequenced (e.g. somatic, germline, DNA, and RNA data)

~360,000 patient samples from full transcriptomic analysis

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

Proprietary Software Tools and Solutions

We have developed numerous software tools and applications to help make our services accessible to multiple constituencies within the healthcare ecosystem and support our various product lines. We believe this system architecture, which employs AI techniques such as neural networks, deep learning, large language models, and other statistical learning techniques to generate patient-specific insights. We are able to not only train and validate some of these AI models for research use, but we can also develop them into clinical-grade algorithmic tests, or Algos, and deploy them clinically as part of routine care. As our data advantage and system architecture continue to improve, we believe our existing Intelligent Diagnostics will gain further adoption thereby accelerating our ability to deploy technologies, including Applications, in the clinical setting.

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

External Facing Applications

We have two primary software applications that serve as interfaces for different markets and allow our customers to interact with our Platform. Hub is our clinical application for physicians and other healthcare providers and is used primarily in our Diagnostics product line as an end-to-end application for healthcare providers who use our NGS tests. Lens is our application for life sciences customers and other healthcare researchers, launched in May 2021. Lens is aligned with Insights, one of our products within Data and applications, and allows users to identify, license, and ultimately analyze cohorts of data for research purposes. We typically enable our customers to access free or charge certain software applications (like Hub) and certain features of other applications (like Lens). However, in some cases we may charge for access to Lens when a customer is interested in some form of customization or access to Lens’ full suite of capabilities.

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

Our Two Product Lines

Our products are organized under two product lines, with each designed to enable and enhance the other, thereby creating network effects in the markets in which we operate. Our Diagnostics product line provides a broad range of diagnostic testing services to healthcare providers. Our Data and applications product line monetizes the de-identified data that we collect, leverages artificial intelligence to identify and close care gaps, and facilitates enrollment in clinical trials, which at scale has allowed us to provide a series of data related services to our life sciences customers, such as clinical trial matching. Our Data and applications product line also includes our Next product, an AI platform which leverages our database to provide products and services that help route patients to the optimal therapy and advance research and patient care more broadly, and our Algos product, which is focused on developing and providing diagnostics that are algorithmic in nature.

Our two product lines and their corresponding product offerings are illustrated in the diagram below:

Tempus' integrated product lines reinforce one another through *sustainable network effects*

Our Platform supports our two product lines, with each designed to enable and enhance the other.

Data + Applications

License de-identified, multimodal records and software tools to analyze and derive insights

Develop algorithmic diagnostics, such as matching patients to clinical trials or closing care gaps

Diagnostics

Run tests and bill insurance or be paid directly

11

We believe the interrelated nature of our two product lines is unique. Our business model allows our clients to unlock value from our data, and allows us to monetize that data (in de-identified format), in different ways across our different product lines. We believe these network effects and the compounding impact on the value of each data record in our database enhance our competitive advantage. The more data we collect, the smarter our tests become, the more applications we can launch, the more physicians join our network, further growing our database, making our tests smarter for clinicians and our database more valuable for researchers.

Diagnostics

Our Diagnostics product line provides a comprehensive suite of Intelligent Diagnostics to healthcare providers, and generates a steady stream of molecular data to help fuel growth in our Data and applications product line. As we run more tests through our laboratories, and as those tests are linked to patient records and clinical outcomes, we grow our data assets and leverage them across all product lines. While we offer diagnostic tests in multiple disease areas, our primary focus is cancer, in which we offer a suite of tests for treatment purposes, which we refer to as our Oncology tests, and a suite of tests focused on hereditary tests acquired through Ambry, which we refer to as our Hereditary tests.

We operate five laboratories that provide NGS diagnostics, PCR profiling, and other anatomic and molecular pathology tests. We have broad capabilities across genomic, transcriptomic, proteomic, microbiomic, epigenetic, and methylation-based assays, and our laboratory infrastructure allows us to operate as a high-quality, low-cost NGS provider broadly serving the market. However, unlike other laboratory diagnostic testing providers, many of our tests are connected to clinical data, in some manner, which allows our suite of tests to be self-learning, becoming more accurate and precise with each new test that we run. Furthermore, rather than providing a result based on a single data modality, such as a DNA mutation, our Platform leverages data from other modalities and other patients in an effort to be more comprehensive.

We are generally paid for our Diagnostics services by billing insurance companies, or patients directly, who reimburse us for the tests we run, or by billing providers or pharmaceutical companies directly. The following diagram represents a summary of our test offerings as of December 31, 2025:

SUMMARY OF TEMPUS' DIAGNOSTICS TEST OFFERINGS

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
Whole-genome sequencing test, available for RUO in hematological malignancies

Neuropsychiatry

Tempus|nP (2019)

Pharmacogenomics profiling in neuropsychology

Hereditary

Ambry|CancerNext
40 gene guideline based, pan cancer test covering most common hereditary cancers

Ambry|CancerNext-Expanded
77 gene comprehensive, pan cancer test for hereditary cancer predisposition

Our Oncology Tests

Our Platform’s first application was in oncology, where we have built a versatile portfolio of cancer tests spanning solid tumors and hematologic malignancies, germline and somatic variants, and tissue and liquid biopsies. Since our inception, our approach to precision oncology has been to provide comprehensive genomic profiling through NGS that enables us to both generate clinically relevant insights that may not be possible with narrower testing approaches, and contribute high-quality molecular information back to providers and to our database. We offer large-panel solid tumor and hematologic testing through multiple assays, with our core clinical assay (xT and xR) offering large panel DNA, RNA full transcriptome, and incidental germline findings through normal blood or saliva analyses. Our current offerings also include liquid biopsy (xF), minimal residual disease and treatment response monitoring (xM), whole exome (xE), and hereditary cancer risk (xG). With our acquisition of Ambry in February 2025, we have further expanded and enhanced our inherited risk screening capabilities for cancer and rare disease patients. Our acquisition of OneOme, Inc., or OneOme, in November 2025 further enhanced our ability to provide pharmacogenetics tests, such as DPYD. Our oncology tests are differentiated not only because of their breadth, but also because in many cases they are connected to clinical data, which allows us to account for the drugs the patient took historically, how they responded, and for which clinical trials they are actually eligible. We endeavor to not recommend drugs for which a patient has been previously prescribed in a prior line of therapy and failed, and not recommend clinical trials they are not eligible to participate in, based on the inclusion or exclusion criteria of the trial.

The following table lists our current oncology test offerings:

Lab Tests	Launch Year	Description
Oncology tests
Tempus|xT	2017	• Designed to detect actionable oncologic targets by sequencing tumor tissue samples • Typically associated with incidental germline testing for
		matched normal saliva or blood samples, when available
		• Fourth generation test that covers 648 genes at 500x coverage spanning approximately 3.6 Mb of genomic space
		• Includes full TCR, BCR, and HLA typing for immuno- oncology, or IO, signatures
		• Detects TMB, MSI, and fusions
		• The test has an approximately 10-day quoted turnaround time
		• In our analytical validation, we demonstrated sensitivities >98% for SNVs, >92% for rearrangements / fusions, >92% for CNVs and indels, and 99.9% for MSI.
		• Premarket approval (PMA) obtained from the FDA in April 2023
		• Awarded Advanced Diagnostic Laboratory Test (ADLT) status
Tempus|xE	2018	• A whole exome cancer assay designed to identify actionable oncologic variants as well as neoantigens across the exome from tissue samples, thus enabling IO applications
		• Run at ~150-250x media coverage for approximately 650 of the most significant onco-driving mutations and ~150-200x median coverage for more than 19,000 genes on the panel
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

Lab Tests	Launch Year	Description
		• The xG+ version is an 88 gene panel covering genes associated with both common and rare hereditary cancers
Tempus|xR	2023	• Full transcriptomic profiling assay for solid tumors and hematologic malignancies at 50 million paired end reads, offered as a separate test as of January 2023 (previous paired with xT and xE)
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

		• The test has an approximately 10-day quoted turnaround time
Tempus|xM	2024	• Tumor-naive, plasma based assay leveraging variant and methylation workflows to assess residual disease

•
Longitudinal clinical performance in resected stage II and III colorectal cancer patients demonstrated prediction of disease-free survival nearly five times superior to standard of care carcinoembryonic antigen (CEA) (adjusted hazard ratio 9.69 vs. 2.13).

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

We have long believed that incorporating clinical data in our diagnostic tests has widespread benefits, and have extensively studied the benefits of multiple modalities of data in cancer treatment. For example, as far back as 2019, we learned that combining clinical and molecular data resulted in improved therapy matching for patients in a study that we conducted, the results of which were published in Nature Bio. In that study, using our sequencing results and matched clinical data from 500 patient samples across a range of tumor types, we observed that 96% of patients could be matched to at least one clinical trial. Approximately 77% of patients were matched to at least one clinical trial based on a gene variant. Of the patients who were not matched to a biomarker-based clinical trial, 19.4% were matched to at least one disease-based clinical trial from clinical data alone.

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

We have long observed similar benefits from testing across modalities. In a paper we published in Nature Precision Oncology in July 2021, we highlighted the benefits of performing both solid tumor and liquid biopsy profiling. We observed that the concordance of the results of tissue sequencing and liquid testing, even when concurrently profiled, was approximately 70% at most, with both liquid testing and tissue sequencing missing a selected number of potentially actionable mutations. Yet when both are performed, as Tempus often does, the coverage of potentially actionable mutations increases.

We believe the market is recognizing the value of our products and their benefits, as they relate to sequencing both somatic and germline variants, running both solid tumor and liquid biopsies, broadly sequencing RNA in addition to DNA, making available raw files and structured clinical data, and matching the results to clinical data for the patient sequenced. As a result, our clinical oncology volume rose from approximately 31,000 samples sequenced in 2018 to approximately 367,500 samples in 2025.

TOTAL ONCOLOGY SAMPLES SEQUENCED
63,000
113,000
151,000
207,000
288,000
350,000
367,000
2019
2020
2021
2022
2023
2024
2025

Our Hereditary Tests

We have also expanded our offerings by acquiring Ambry in February 2025. Through Ambry, we offer a comprehensive menu of genetic tests focused on inherited conditions across several major clinical areas: hereditary cancer, heart conditions, neurological disorders, and rare diseases. Among other diagnostics, Ambry offers the following tests, which ordered largely by genetic counselors but increasingly by oncologists and other healthcare providers:

•
Single Gene Sequencing Tests that analyze a specific gene for known or suspected mutations (e.g., BRCA1/BRCA2 testing for breast cancer risk)
•
Multigene Panels, such as CancerNext or CardioNext, that simultaneously examine multiple genes associated with a specific set of related conditions;

•
Exome Sequencing, like ExomeNext, which analyzes approximately 20,000 protein-coding genes to identify the cause of undiagnosed rare or complex conditions; and
•
Paired DNA/RNA Testing, which is branded as +RNAinsight® and analyzes both DNA and functional RNA data to provide more accurate variant classification, potentially resolving variants of uncertain significance (VUS).

The following table lists our current hereditary test offerings:

CancerNext®	2012
•
Guideline-based, pan-cancer test, testing 40 genes, which covers the most common hereditary cancer types, including hereditary breast, ovarian, pancreatic, prostate, colorectal/polyps, endometrial, gastric, small bowel, urothelial, and renal cancers

		• The test has an approximately 14-21-day quoted turnaround time
CancerNext-Expanded®	2014
•
Comprehensive, pan-cancer test for hereditary cancer predisposition, testing 77 genes, including those associated with a wide range of hereditary cancers such as breast, ovarian, uterine, colorectal, gastric, pancreatic, prostate, melanoma, renal, central nervous system tumors, pheochromocytoma/paraganglioma, hematologic malignancy, and other rare cancer predisposition conditions. Optional add-ons are available for pancreatitis genes and/or limited evidence genes

		• The test has an approximately 14-21-day quoted turnaround time

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

Data and applications

Our Data and applications product line consists of Insights, our data-centric product, and a suite of Applications, the primary offerings of which include Trials, Next and Algos. Our Insights product helps facilitate drug discovery and development for life sciences companies and includes, among other capabilities, a tumor-derived biological modeling (or organoid) laboratory, that enables us to provide modeling and screening services to our pharmaceutical and biotech clients. In addition, we offer a series of Applications that leverage AI to advance precision medicine across the healthcare ecosystem. For example, our Trials product identifies patients who may benefit from additional treatment or participation in clinical trials. Our Next product is an AI platform that leverages machine learning to apply an "intelligent layer" onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. Finally, Algos are purely algorithmic diagnostic tests,developed and deployed based on associations and biomarkers identified through our rich, multi-modal dataset.

One way we measure our data business is based on the remaining total contract value, or the Remaining TCV, that is contractually committed to be delivered in the future. As of December 31, 2025, we have signed contracts with a Remaining TCV of more than $1.1 billion, which includes approximately $300.0 million in additional potential future contractual opt-ins. Remaining TCV is equal to the total potential value of signed contracts and assumes the exercise of all contract options, all discretionary opt-ins, and no early termination. Remaining TCV includes the total potential value of the company’s strategic collaborations with AstraZeneca AB, or AstraZeneca, and GlaxoSmithKline, or GSK, which, although listed under the Data and applications product line, could be satisfied by the purchase of any of the company’s products and services. Remaining TCV excludes any revenue recognized to date on these contracts or any future adjustments made to the contractual value as a result of amendments or terminations. Our agreements contain termination clauses, including the ability of our counterparty to terminate for convenience, and there can be no guarantee that contracts will not be terminated, that contractual options and discretionary opt-ins will be exercised, or that we will achieve the full amount of potential revenue represented by these contracts. Remaining TCV is not a calculation of revenue and should be viewed independently of revenue and deferred revenue, as Remaining TCV is not intended to be combined with or replace these items. Similarly, Remaining TCV is not a forecast of future revenue, which can be impacted by, among other things, contract start and end dates, our ability to meet performance obligations, and the exercise of contractual options or termination rights. Moreover, Remaining TCV may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics.

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

For our Insights offering, we license libraries of linked, de-identified clinical, molecular, and imaging data, and provide a suite of analytic and cloud-and-compute tools for discovery, research, development, and other commercial purposes. Our primary customers are pharmaceutical and biotechnology companies. These customers either pay us on a per file basis or through multi-year data licensing agreements to use our de-identified patient database. We currently work with 19 of the 20 largest public pharmaceutical companies based on 2024 revenue.

We believe we offer a unique value proposition to the industry as a cost-effective source of high-quality and comprehensive data on targeted patient populations. Our data is useful across the oncology drug development value chain, and our biotechnology and pharmaceutical customers are using the data to inform decisions in a variety of discovery and development applications, selected below. One metric that illustrates the utility of our data to our customers is “Net Revenue Retention.” Net Revenue Retention compares the annual Insights product revenue generated from all customers that made an Insights purchase in one year to the annual Insights product revenue generated from the same cohort of customers in the subsequent year. Net Revenue Retention is not a calculation of revenue and should be viewed independently of revenue and deferred revenue, as Net Revenue Retention is not intended to be combined with or replace these items. Similarly, Net Revenue Retention is not a forecast of future revenue. Moreover, Net Revenue Retention may differ from similarly titled metrics presented by other companies and may not be comparable to such other metrics. For the year ended December 31, 2025, Net Revenue Retention was approximately 126% compared to the same cohort of customers for the period ended December 31, 2024.

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

Tumor Derived Biological Modeling—Organoids

In addition to our efforts to collect vast amounts of phenotypic, morphologic, and molecular data, we have built a large, biological modeling lab that allows us to test various theories in vitro through our large repository of tumor-derived Organoids, and to perform drug screening for our various life sciences clients. Many of our Organoids are fully characterized and sequenced using our NGS panels, providing genomic and transcriptomic data for our models, allowing us to explore various hypotheses that enhance our data. Examples of hypotheses we are able to test in our Organoid lab include: (i) which therapeutics are most effective; (ii) differential levels of drug response by tumor type, genomic profile, or other targeted attributes; (iii) discovery of RNA signatures; (iv) attributes of responders and non-responders; and (v) response rates in therapy-resistant models. We work with numerous collaborators including biotechnology companies, pharmaceutical companies, academic institutions, and government labs. Since 2017, we have scaled our sample collection efforts and have received approximately 6,500 tumor samples to date.

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

Applications

We offer a series of Applications, most of which leverage AI, to both advance precision medicine research and optimize patient care. We describe some of our primary Applications below.

Trials

Our Trials offering leverages the broad network of physicians we work with in oncology to provide clinical trial matching services for pharmaceutical companies trying to reach hard-to-find and underserved patient populations. Our clinical trial matching product is built on top of our near real-time data feeds and harnesses AI to accelerate the connection between patients, clinical trial sites (hospitals) and clinical trial sponsors (life sciences companies). We empower both oncologists to help their patients find clinical trials and pharmaceutical companies to enroll patients into their trials. We generate revenue from both matching the patient to the trial (through notices we send to physicians alerting them of potential trials that are a fit for their patients), and from the patient actually enrolling in the trial.

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

Our clinical trial matching offering is called the TIME Trial® program, which we launched in June of 2019. Since its introduction, this program continues to gain significant traction with more than 1,400 clinical trials signed into the network. More than 40,000 patients were identified for potential enrollment into clinical trials in our network as of December 31, 2025. We believe the breadth of our network, the data to which we have near real-time access, and our relationships with oncologists enable us to offer a clinical trial matching service that has the potential to materially expand patient access to and accelerate enrollment in clinical trials in the United States.

The platform we built is now connected to *5,000+ providers* across the US

Connected health systems
PDO Sites *
Ordering physicians
TIME Sites
Tempus Labs

6

One of the primary benefits of our Trials product is our ability to facilitate the initiation of a clinical trial in a new location in a short amount of time. Third-party research suggests that it takes 6-12 months, on average, to initiate a new trial site for an ongoing clinical trial in the United States. We have been able to substantially streamline this process by leveraging technology and introducing a standard methodology, with activation of new sites through our Trials product taking approximately 10 days on average in 2025. A comparison of our average time from site initiation to patient consent with the industry average is below:

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

Next

Our Next application is an AI platform that leverages machine learning to apply an “intelligent layer” on top of routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective. For example, the Next application can monitor clinical data in real-time to identify patients suffering from non-small cell lung cancer (NSCLC) who have not received testing to identify potential EGFR mutations, a biomarker that could help determine an appropriate course of treatment. In the cardiology space, Next can help identify patients who might be at higher risk of atrial fibrillation through the use of an FDA-cleared algorithmic diagnostic. We discuss further below some of our other algorithmic diagnostic tests in cardiology. The ultimate goal of Next is to leverage AI to identify and close care gaps wherever they might exist to ensure each patient is receiving the appropriate care at the appropriate time.

Algos

The vastness of our dataset, along with our connected platform, creates an opportunity to use data to algorithmically diagnose and treat patients. For example, we are focused on developing and providing diagnostics that are wholly algorithmic in nature, as well as implementing new software as a medical device, and building and deploying clinical decision support tools.

Algorithmic diagnostics that integrate multimodal data can be used to create a more accurate risk profile for patients, leading to improved outcomes and reduced cost. Our repository of multimodal data allows us to find associations and patterns that are largely invisible through a single data modality, but readily apparent when combined using sophisticated analytical tools. In addition, we find the strength of our analytic models, and our ability to deploy them clinically, improves as we add additional datasets. While we plan to continue developing our own proprietary software and algorithms, from time to time, we also utilize open source technologies or in-license technologies from third parties.

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

Our Oncology Algos

We believe our robust, multimodal dataset creates an opportunity for Algos that otherwise would not be possible and allows us to build AI models at scale, clinically validate them, and deploy the resulting Algos into clinical practice. We currently offer a suite of Algos in oncology, and have more in various stages of development. As of December 31, 2025, more than 123,000 molecular oncology Algos have been ordered with our various genomic assays. Most of the Algos we currently offer are part of our xR assay, and we do not bill separately for them. Some Algos will likely yield little to no reimbursement until their clinical utility is established or will be ordered separately with our existing NGS assays or diagnostics to enhance the actionable information for physicians, and some may obtain reimbursement at prevailing rates for comparable tests.

Algo	Launch Year	Description
Oncology

Tumor Origin (“TO”) Test	2021

• Predicts the site of origin for cancer patients whose primary tumor site is unknown using tumor RNA expression results

• Intended use of the TO test is for cancers of unknown primary, or CUPs, and may help clinicians make more informed decisions where other clinical information like

Algo	Launch Year	Description

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

• Ordered on approximately 10% of our solid tumor profiles

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

Tempus PuristSM	2023	• Tempus PuristSM test is an algorithm that classifies pancreatic ductal adenocarcinomas (PDAC) patients into one of two subtypes (basal-like or classical).

Algo	Launch Year	Description

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

In cardiology, we ingest multimodal data and use algorithms to identify potential care gaps across 15 disease areas and continuously monitor patient data to find at-risk patients who may be falling through a care gap unbeknownst to their physician, and automatically notify care teams of any needed follow-up or disease progression. Around 150 hospitals nationwide are currently powered by Tempus Next and more than 60,000 patients are screened per month.

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

In addition to algorithms based on NGS testing or in the cardiology space, we currently offer more than 50 algorithms and are continuing to develop additional algorithms derived from radiologic images and digital pathology slides. In October 2022, we acquired Arterys, Inc., a company that provides a platform to derive insights from radiologic medical images to improve diagnostic decision-making, efficiency, and productivity across multiple disease areas. We have also developed algorithms based on Immunohistochemistry, or IHC, and H&E staining, which can be used, among other things, to help identify patients who may be eligible for additional treatments or clinical trials. In August 2025, we acquired Paige, Inc., or Paige, a company specializing in digital pathology. Founded in 2017, Paige has developed and deployed several applications, including the first FDA-cleared AI application in pathology, allowing researchers and pathologists to better detect cancer, which enables care teams to make more precise and informed treatment decisions. Paige has developed and refined its products through a dataset that includes almost 7 million digitized pathology slide images and associated clinical and molecular data, stripped of patient identifiers to protect privacy. Leveraging a dataset of de-identified data and images that spans numerous countries and diverse genders, races, ethnicities, and regions, Paige has also developed the first million-slide foundation model for cancer, empowering researchers and life sciences companies to better understand pathology data, and enabling the advancement of drug discovery and development.

Commercialization

Our commercial efforts are generally focused on driving increased adoption of our various products and services, both by increasing the utilization of existing customers and securing new customers. We employ targeted sales and business development organizations, whose team members are engaged in direct sales and marketing efforts. Our commercial teams typically target healthcare providers and life sciences companies, which are the main purchasers of our products and services. We describe below our overall commercial strategy for our two product lines.

Diagnostics

Our primary customers in our Diagnostics product line, which is largely made up of molecular testing in both Oncology and Hereditary, are healthcare providers, such as physicians and genetic counselors, who order our tests, and bio-pharma companies who use them to conduct research. When we sell our tests to healthcare providers we are typically providing them as part of routine clinical care and we are often billing insurance and seeking reimbursement on behalf of the patients for whom the test was ordered. When we sell our test to bio-pharma, we are typically being paid as a contract sequencing provider, either for the trials they are running or as a companion diagnostic to their drug. On the provider side, we commercialize our Diagnostics products in the United States to clinicians and healthcare providers largely through our dedicated clinical sales organization, that calls on individual doctors, genetic counselors, medical practices, or other healthcare institutions. As of December 31, 2025, our clinical sales organization in the United States included approximately 205 sales representatives who are primarily contacting oncologists, psychiatrists, and other healthcare providers. Our sales representatives typically have backgrounds either in a particular disease area (such as oncology or neuropsychiatry) or in laboratory testing and therapeutics more generally. We supplement our commercial team with clinical specialists with extensive medical affairs experience who provide molecular support in the field.

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

In addition, we believe that interactions among treating physicians help drive adoption of our products. We are focused on key opinion leaders in the industry through direct outreach and indirect marketing efforts. As of December 31, 2025, we have either published or been acknowledged in more than 2,000 publications, including the following:

•
>800 total peer-reviewed articles published in major journals, including publications such as Nature Biotechnology, Clinical Breast Cancer, Nature Medicine, and Cell.
•
>1,000 total abstracts based on clinical and research data that have been accepted and presented at major scientific conferences.

•
>200 oral presentations at scientific meetings such as the ASCO, ASCO Gastrointestinal and Genitourinary Cancer Symposiums, San Antonio Breast Cancer Symposium, and the American Heart Association Scientific Sessions.

We have a similar strategy in neuropsychiatry, in which we aim to increase the commercial adoption of our nP test for depression as part of the rapidly growing market for pharmacogenomic testing, with a goal to better understand, diagnose and treat neuropsychiatric disorders.

Our commercial strategy for other disease areas is expected to follow our strategy in oncology and hereditary, which is to focus on offering a broad range of molecular diagnostics to the market, that are connected to clinical data, so we can track how molecular results correlate with outcomes and responses, thereby making our tests smarter and more personalized overtime.

Research Testing

Another component of our genomic testing involves testing performed in a research capacity, either by healthcare providers, such as academic medical centers or bio-pharma companies. This type of testing is typically done under an agreed upon contracted arrangement for specific tests at specific prices and volumes. Typical customers in these arrangements are pharmaceutical companies engaged in testing for clinical trials, researchers who need genomic testing to further research activities, or a company marketing products or services of their own who elects to use us as a reference laboratory. In this type of research testing, the agreed upon rate for testing may vary significantly, and in some cases may even be offered as an in-kind service in exchange for other rights we obtain in the contracted relationship.

As it relates to selling our Diagnostic products to bio-pharma, we have a dedicated team of sales executives focused on calling on biotech and pharmaceutical companies who use genomic sequencing services predominantly for the research they are conducting, the clinical trials they are running, or as a companion diagnostic to the extent their therapeutic relies on a bio-marker. To this group, we are typically selling retrospective and prospective sample testing services, as well as companion diagnostic development to support the approval and commercialization of therapeutics.

Data and applications

In addition to our field sales force, our Data and applications products rely on a dedicated business development team focused on enterprise sales to pharmaceutical and biotech companies in the United States and abroad. Our strategy with each customer is to demonstrate the value proposition of our Platform, de-identified datasets, and broader product portfolio, and then to expand the utilization of our Data and applications products across the organization from early-stage research through clinical development to commercialization. Given the broad and differentiated utility of our Platform, we believe we can support our pharmaceutical and biopharmaceutical customers across many applications, including:

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

As of December 31, 2025, we had approximately 30 sales executives in our Data and applications product line development organization. We divide these individuals by both geography and strategic account to ensure consistency and coordination across our sales efforts.

The business development personnel contacting life sciences companies is also responsible for commercializing our Applications. Our primary Application product is currently “Next,” an AI platform that leverages machine learning to apply an "intelligent layer" onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. As this product gains adoption, we intend to leverage large language models, generative AI algorithms, and our vast database of de-identified data to develop algorithmic diagnostics designed to identify these patients earlier in their disease progression, when treatments are most effective.

In addition, we continuously seek to bring new clinical diagnostic algorithms to market. We develop Algos in three ways: (i) we may develop them internally based on our robust de-identified dataset; (ii) we may collaborate with a third party to develop Algos together (again leveraging our de-identified dataset); and (iii) we may license an existing Algo from a third party. Once we clinically validate an Algo, we typically bring it to market through our existing provider network by leveraging our Diagnostics sales force. For example, our HRD and TO Algos in oncology have been added to our standard requisition forms, online portal, and EHR integrations. Treating clinicians can order these Algos at the same time they place their standard clinical testing orders for our other Diagnostics products. We believe clinicians find significant value in being able to receive multiple answers from Tempus while only needing to provide one set of biospecimens, thereby reducing the burden on their patients and their staff. At present, we expect our Algos in other disease areas to go to market through our network of EHR integrations and clinical collaborations.

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

Our Diagnostics product line primarily faces competition from diagnostics companies that profile genes in cancers and other disease areas, based on either single-marker or comprehensive genomic profile testing, using NGS to evaluate either blood or tissue. Our primary competitors for our currently marketed precision oncology tests include Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Natera, Neogenomics, ResolutionBio, which was acquired by Agilent, and others. As we expand into other applications such as recurrence monitoring or minimal residual disease, as well as potentially testing for early detection in the future, we anticipate facing competition from a broader universe of companies. Legacy diagnostic laboratories, such as Quest and LabCorp may also pose competitive threats within the market. Competitors for our pharmacogenetic test in neuropsychiatry include Myriad Genetics, Inc. and Genomind, Inc. Our primary competitors for our hereditary tests include GeneDx, Variantyx, and Baylor Genetics.

Our Data and applications product line primarily faces competition from companies that help pharmaceutical and biotechnology companies acquire data to inform drug discovery and development. Our main competitors in this area are Flatiron Health, Inc., IQVIA Holdings Inc., ConcertAI, and others. Our Data and applications products also face competition from CROs, such as Fortrea, ICON, Syneos, PPD, and others, who provide data and clinical trial matching services to pharmaceutical and biotechnology companies.

Our Applications products face competition from providers that are focused on providing laboratory testing or algorithm-based diagnostics for the disease and application areas in which our Algos are focused. With respect to Trials, our primary competitors include IQVIA, PPD, ICON and Syneos Health. With respect to Algos, our TO test competes with liquid or tissue-based diagnostic tests from Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc. Illumina, Inc, and others. Our HRD test competes with tests from Myriad Genetics, Inc., Caris Life Sciences, and others. We may also compete with companies developing or commercializing algorithm-based diagnostics using a variety of different data modalities, including digital pathology companies such as PathAI, Inc. In cardiology we may compete with companies such as HeartFlow Inc. and Eko Devices, Inc. We expect other competitors to enter this market, including academic medical centers who develop their own Algos and are looking for new ways to commercialize them. We believe we are positioned well against this competition given our broad provider network and our ability to deploy AI solutions at scale through our Platform.

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

As of December 31, 2025, we had received payment on approximately 55% of our clinical oncology NGS tests and 50% of our hereditary tests across all payers performed from January 1, 2023 through December 31, 2024. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, our average reimbursement for NGS tests in oncology (i.e., excluding hereditary testing) was approximately $1,600, $1,510 and $1,450, respectively. For the year ended December 31, 2025 and 2024, our average reimbursement for NGS tests in hereditary testing was approximately $770 and $760, on a pro forma basis, for which pro forma amounts have been calculated after applying the Company's accounting policies. Our strategy to improve reimbursement is as follows:

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

In sum, we expect that reimbursement for our Diagnostics products and Algos may provide value to, and potentially be paid for by, pharmaceutical companies, health maintenance organizations, managed care organizations, pharmacy benefit managers, large employers, and integrated delivery network health systems, in addition to being reimbursed by government healthcare programs, private insurers and other third-party payers. Those arrangements may take many forms. Pharmaceutical companies have expressed interest in using some of our Algos to better identify, screen, stratify, and enroll patients in clinical trials, payers have expressed interest in Algos that could assist them in value-based care initiatives that reduce spending waste in the healthcare system, and large health systems have expressed interest in certain population health screening Algos that could assist them in providing higher quality care, better outcomes for patients, and/or in reducing costs.

Operations

We currently perform our laboratory tests in our clinical laboratories in Chicago, Atlanta, Raleigh, Aliso Viejo, and, effective December 2025, Minneapolis, Minnesota through our acquisition of OneOme. Our Chicago, Atlanta, Raleigh, Aliso Viejo and Minneapolis laboratories are CAP-accredited and CLIA-certified, and licensed in other states including, among others, New York, California, Maryland, Pennsylvania, and Rhode Island.

The scale our laboratories have been able to achieve in the approximately 10 year period since we ran our first clinical test is a direct result of the quality and experience of our laboratory staff, our investment in technologies in the laboratory that assist with automation and workflow improvements, and the ability of our engineering staff to build fit for purpose applications in a rapid development environment to support the laboratory’s evolving needs. Our leadership staff in laboratory operations has decades of experience in running high-quality, high-throughput assays and have been instrumental in putting in place the necessary standard operating procedures to perform the volume of testing we do in a repeatable, reliable manner while constantly looking for opportunities to improve and refine our processes. The workflows in our laboratory are designed for high-throughput testing and numerous steps in the process are fully automated or semi-automated using robotics and other advanced workflow technologies. At present, for our xT and xF tests, our laboratory workflows enable us to successfully deliver results over 98% of the time, assuming tissue is received that meets the minimum requirements we have outlined for our assays.

Our investments have allowed us to continuously drive turnaround time downward, to provide results to doctors and their patients in a timeframe that we believe now meets or exceeds many of our competitors who have been operating in the NGS space for longer. As of December 31, 2025, our average turnaround time for our xT assays was approximately nine days, and our average turnaround time for xF was approximately eight days.

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

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay us data license fees of $200 million over a three-year period, including an upfront payment of $50 million that has been paid as of April 2025 (iv) we will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we will pay Pathos $35 million, of which $25 million has been paid to date. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock.

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

We rely on a limited number of suppliers, or, in some cases, sole suppliers to provide our products and services. Illumina, Inc., is our primary supplier of sequencers and laboratory reagents; however, we purchase laboratory supplies from other companies as well, such as Roche Holdings, Inc., Integrated DNA Technologies, and Tecan US, Inc. We rely on standard commercial carriers for the delivery of samples to our laboratories.

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

In addition to suppliers who provide products supporting our provision of laboratory tests, we have cloud agreements with both AWS and Google. In June 2020, we signed a multi-year strategic partnership with Google that included an agreement through which Tempus procures extensive cloud services from Google. The cloud agreement includes a convertible note that is reduced as we procure services from Google and also contemplates co-innovation projects that we may work on with Google from time to time. We have updated and amended the Google Cloud Agreement from time to time and signed an extension in February 2025.

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

Direct connection between Tempus and physician at the point of care

Can be alternative to delivering result

We have also developed a series of tools that allow us to access our connected dataset and our internal workflow tools, as we seek to query our own data and make it available both internally and externally. In an effort to facilitate a connection between our providers and our data, we built an application called Tempus One, which is an application available in Hub or via mobile applications and which has AI assistant capabilities and relays information contained in our oncology reports and supporting database to physicians through interactions in real time. We believe Tempus One has the potential to create a more efficient workflow for healthcare professionals, reducing the time needed to review and process information, providing more time for them to focus on patient care. Over time, we intend to embed more insights into Tempus One, and other similar applications we develop, thereby enhancing the amount of information readily available to our ordering physicians.

Data Structuring Applications

After we generate a clinical report through the provision of laboratory services, or once we obtain data through one of our dedicated connections to providers, we utilize a different suite of proprietary software applications to abstract, structure, and de-identify the resulting data to help augment our existing multimodal dataset and provide additional healthcare services to our customers. Our tools have become highly efficient over time allowing us to abstract data, often between 50-100 discrete data elements per patient case, in approximately an hour (or the cost equivalent), which we perform both onshore and offshore through dedicated teams we have established to perform the data curation and abstraction. In addition, we have the capability to perform enhanced abstraction, which can take several hours per patient case, allowing us to define a custom set of features over a defined period of time that we want abstracted. We have also developed data abstraction tools that leverage artificial intelligence in a manner that significantly reduces the human cost of our abstraction efforts. Each of our proprietary tools is designed to enhance our customers’ experience, either by creating useful information that assists in the treatment of patients, or by creating an efficient back-end infrastructure that allows us to deliver our services more quickly and efficiently.

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

As of December 31, 2025, our patent portfolio and patent applications included 230 issued U.S. patents and allowed applications, 210 pending U.S. non-provisional patent applications, 5 pending U.S. provisional patent applications, 18 pending Patent Cooperation Treaty (international) patent applications, 138 issued foreign patents, 341 pending foreign patent applications, 31 licensed issued U.S. patents, 22 licensed pending U.S. patent application, 17 licensed issued foreign patents and 24 licensed pending foreign patent applications. Our issued patents are expected to begin expiring in 2033, assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. These patents and applications generally fall into four broad categories:

• applications and patents relating to our Platform, including claims directed to product ordering processes; data processing and multimodal data analytics;

• applications and patents relating to our Diagnostics business, including claims directed to detecting and monitoring cancer and other diseases by determining genetic variations and other biomarkers in biological samples;

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

Government Regulation

Regulation of Medical Devices in the United States

Some of our diagnostic products and services are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket applications, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

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

• refusal to grant export approval; or

• criminal prosecution.

Laboratory-Developed Tests (LDTs)

LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA previously took takes the position that it had the authority to regulate such tests as medical devices under the FDCA. The FDA also historically exercised enforcement discretion and did not required clearance or approval of LDTs prior to marketing. On May 6, 2024, the FDA published final regulations that purported to phase-out enforcement discretion over a period of four years and required compliance with device registration and listing requirements, medical device reporting requirements, 510(k) clearance, denovo authorization or Premarket Approval and the requirements of the FDA’s Quality System Regulation. In March 2025, however, a federal district court in the Northern District of Texas invalidated the proposed rule and held the FDA did not have the authority to regulate laboratory tests under the FDCA. In addition, the New York Clinical Laboratory Evaluation Program separately approves certain LDTs offered to New York State patients.

CLIA and State Laboratory Licensing

Under the Clinical Laboratory Improvement Amendments, or CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of or assessment of health. CLIA requires that a laboratory hold a certificate applicable to the type of laboratory examinations it performs and that it complies with, among other things, standards covering operations, personnel, facilities administration, quality systems and proficiency testing, which are intended to ensure, among other things, that clinical laboratory testing services are accurate, reliable and timely. We have a current CLIA certificate to perform our tests at our laboratories in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, Aliso Viejo, California and Minneapolis, Minnesota. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, Aliso Viejo, California and Minneapolis, Minnesota laboratories. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

Since its enactment, there have been efforts to repeal, replace, and amend all or part of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any such challenges and litigation, and the healthcare reform measures of the current administration will impact the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the Department of Health and Human Services, the FDA, CMS and related agencies. Such actions and policies may, among other things, significantly reduce U.S. medical device prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future.

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

Although we are a participating provider with several commercial payers, some large commercial payers have issued non-coverage policies that consider tissue and liquid comprehensive genomic profile testing, including certain of our Diagnostics tests, as experimental or investigational.

In the United States, many significant decisions about reimbursement for new diagnostics are made by the Centers for Medicare & Medicaid Services, or CMS, which makes a national coverage determination, or NCD, as to whether and to what extent a new diagnostic will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors, or MACs, which may make a local coverage determination, or LCD, with respect to coverage and reimbursement. Private payers tend to follow Medicare to a substantial degree. During the year ended December 31, 2025, Medicare claims represented 26% of our clinical oncology testing volume and 10% of our hereditary testing volume. Given we operate laboratories in multiple MACs and run both LDTs and an FDA-approved assay, the applicable reimbursement determination varies based on the assay being run and the locations where it is being processed. The rules and standards that CMS uses to determine reimbursement rates for our tests are frequently changing and subject to revision, which could have a material impact on our results.

For example, Medicare’s NCD for NGS, first established in 2018 and subsequently updated in 2020, states that NGS oncology tests (such as our xT and xF tests), would be covered by Medicare nationally if and when: (1) performed in a CLIA-certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. We believe that our xT CDX assay, which received FDA approval in April 2023, meets the criteria for reimbursement under the NCD. In addition, effective July 1, 2024, our xT CDX assay was awarded Advanced Diagnostic Laboratory Test status by CMS. The NGS NCD also states that each MAC may provide local coverage of other NGS tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered NGS tests under the NGS NCD.

National Government Services, Inc. is the local MAC that makes local coverage determinations, or LCDs, for tests conducted at our Chicago laboratory. National Government Services has issued two LCDs related to genetic testing in cancer, each of which currently requires claims to be submitted under a single current procedural terminology, or CPT, code that describes the test. Since issuing the LCDs, National Government Services has, from time to time, issued modifications and interpretations of the LCDs and associated guidance documents that may impact how we bill for, and how National Government Services reimburses, our diagnostic tests.

Palmetto is the MAC jurisdiction that determines reimbursement for tests conducted at our Raleigh and Atlanta laboratories. Noridian is the MAC jurisdiction that determines reimbursement for tests conducted at our Aliso Viejo laboratory. Both Palmetto and Noridian are subject to the MolDx program. MolDx requires laboratories to complete a technical assessment process in order to secure reimbursement for tests run at labs in its jurisdiction. Upon receiving approval in the technical assessment process, assays are assigned a z-code and a price at which MolDx will reimburse claims. In conjunction with launching our Raleigh laboratory, we submitted a technical assessment for our xT assay in 2022 and our xF assay in 2023. We received approval on our xT assay in October 2023 and on our xF assay in March 2024.

Other factors, beyond the NCD and applicable LCD’s, impact how we bill for our tests, whether they are reimbursed by third party-payors, and the amount we receive from government payors. For example, CMS has specific processes, such as the gapfill process, for determining the amount we are reimbursed for certain laboratory tests. In addition, certain CMS regulations prevent us from billing Medicare directly for tests provided to Medicare beneficiaries in certain situations when the test is ordered as part of a beneficiary’s inpatient stay at a hospital. At the same time, CMS has adopted an exception to its laboratory date of service rules, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, if the laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, or if we incorrectly implement billing procedures related to the date of service exception, our revenue could be materially reduced, and we could be subject to further regulatory actions.

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

Employees and Human Capital

As of December 31, 2025, we had more than 3,800 employees, of which 1,232 were technical and were engaged in product and engineering, and research and development. As of December 31, 2025, 1,163 employees were based at our headquarters in Chicago, Illinois, 264 employees were based in Orange County, California and 130 employees were based in Raleigh, North Carolina. Some of our laboratory employees in our Chicago location are represented by a labor union and covered under a collective bargaining agreement that we entered into with the International Association of Machinists and Aerospace Workers, or IAM. Even though we are currently unaware of other unionization efforts, it is possible that other employees may also seek to unionize. We consider our relationship with our employees to be positive.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity and other incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were founded by Eric Lefkofsky under the name Bioin, LLC in Delaware in August 2015. We converted to a Delaware corporation in September 2015 under the name Bioin, Inc., and later changed our name to Tempus Health, Inc. in 2015, to Tempus Labs, Inc. in 2016, and to Tempus AI, Inc. in 2023. Effective August 7, 2025, we reincorporated, by conversion, from a Delaware corporation to a Nevada corporation. Our principal executive offices are located at 600 West Chicago Avenue, Suite 510 Chicago, Illinois 60654, and our telephone number is (800) 976-5448. Our website address is www.tempus.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part hereof. We completed our IPO in June 2024, and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TEM.”

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
•
Our Applications product line is nascent.
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
•
If we are unable to obtain or maintain adequate reimbursement for our Diagnostics product line outside of the United States, our ability to expand internationally will be compromised.
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

We have incurred significant losses since our inception. For the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $245.0 million, $705.8 million and $214.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $2.4 billion. To date, we have financed our operations principally from the sale of stock and convertible securities, the incurrence of debt and revenue from our Diagnostics and Data and applications businesses. We have devoted substantially all of our resources to the development and commercialization of our Platform and current products and to research and development activities related to Platform development and future products, including regulatory initiatives to obtain marketing approval or certification for our diagnostic tests, sales and marketing activities for our Diagnostics and Data and applications businesses. We will need to generate substantial revenue to achieve and then sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time.

Our current or future products may not achieve or maintain sufficient commercial market acceptance.

We believe our commercial success is dependent upon our ability to continue to successfully market and sell our current Diagnostics products, including both Oncology testing (legacy Tempus) and Hereditary testing (legacy Ambry Genetics), to continue to grow our Data and applications business by expanding our current relationships and developing new relationships with clinicians and pharmaceutical and biotechnology customers, and to develop and commercialize new products based on our Platform, including by expanding our Diagnostics product line to new disease areas and by advancing our Applications product line. Our ability to achieve and maintain sufficient commercial market acceptance of our existing and future products will depend on a number of factors, including:

•
our ability to increase awareness of our Diagnostics and algorithmic diagnostic tests and other Applications, including new product offerings as they become available;
•
the rate of adoption and/or endorsement of our Diagnostics and algorithmic diagnostic tests and Applications by clinicians, pharmaceutical and biotechnology companies, KOLs, and advocacy groups;
•
the timing and scope of obtaining any necessary approvals or certification by regulatory authorities, including the FDA, for our diagnostic tests, any software offerings, Applications, or any features of our Platform, in each case, that may be subject to regulatory oversight;
•
our ability to obtain positive coverage decisions for our tests from additional commercial payers and to broaden the scope of indications included in such coverage decisions;
•
our ability to obtain reimbursement and expanded coverage from government payers, including Medicare or comparable foreign programs;
•
our ability to increase demand for our Data and applications business, including by expanding our database of de- identified patient information and increasing the utility of our product offerings;
•
our ability to successfully expand into new disease areas, including neuropsychiatry, cardiology, radiology, digital pathology, and other indications;
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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Because we plan to operate our business with a long-term focus, these fluctuations may be more pronounced than those experienced by other companies that operate with a shorter-term focus. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval or certification and commercialization activities relating to our Platform and products, which may change from time to time;
•
the volume and customer mix of our Diagnostics, algorithmic diagnostic testing and other products;
•
the start and completion of projects in which our Data and applications products are utilized;
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

•
the impact of natural disasters, political and economic instability, including wars (such as the armed conflict between Russia and Ukraine and the hostilities in the Middle East), terrorism, and political unrest, epidemics or pandemics, boycotts, curtailment of trade and other business restrictions; and
•
general market conditions, including fluctuations in inflation and interest rates, government bank closures, liquidity concerns at other financial institutions, and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, which may impact not only our business, but the value of our marketable securities.

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

In addition, the demand for our Diagnostics and Data and applications products will depend in part upon the research and development and clinical budgets of pharmaceutical and biotechnology customers, which are impacted by factors beyond our control, such as:

•
changes in government programs (such as the National Institutes of Health) that provide funding to research institutions and companies;
•
macroeconomic conditions (including any impact of unforeseen events such as the armed conflict between Russia and Ukraine and the hostilities in the Middle East), the political climate and the impact of public health emergencies such as the COVID-19 pandemic, tariffs and trade restrictions, inflation rates and, interest rates, government closures of banks and liquidity concerns at other financial institutions;
•
changes in the regulatory environment;
•
differences in budgetary cycles;
•
competitor products or pricing;
•
market-driven pressures to consolidate operations and reduce costs; and
•
market acceptance of relatively new products.

Uncertainty in the current political environment could also impact our business. In addition to potential changes in government programs and the research and development and clinical budgets of our potential customers, changes in government staffing or funding levels could affect various aspects of our business. For example, the reimbursement rates we receive from government payers may experience downward pressures, and certain of our products that require government review or approval may experience delays in obtaining requisite authorizations. Conversely, the government may implement programs to accelerate the adoption of artificial intelligence within the healthcare industry, which could have a favorable impact on our operations. Given these uncertainties, it is impossible to predict how a shifting political environment may influence our operations.

Our operating results may fluctuate significantly due to reductions and delays in research and development or clinical expenditures by our customers. Further, many of our data licensing agreements allow us to deliver data to our customers over a period of time, which can span a year or longer. Revenue pursuant to our data licensing agreements is recognized upon delivery of the data to the customer, upon completion of performance obligations for related services, or ratably over time in the case of subscriptions. The actual timing of data deliveries can be based on a variety of factors, including, but not limited to, the customer’s requirements and/or our technological, operational, and human capital capacity; in addition, management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

The success of our business depends on our continued access to, and ability to monetize, de-identified patient data.

Our business relies on our ability to obtain, process, monetize and distribute highly regulated data in the healthcare industry, in a manner that complies with applicable laws, regulations and contractual and technological restrictions. The data that we collect through the provision of Diagnostics tests and through other sources is critical to our ability to offer the products and services across both of our product lines. Our Platform also includes proprietary software and dedicated data pipelines that create a network of healthcare institutions that supply us with complex multimodal data. Further, we rely on certain collaborations and licensing agreements to access important data. The success of our business depends on our continued access to, and ability to monetize, this internal and external de-identified patient data. As we seek to expand our business into additional disease areas and geographies, we will also need to successfully in build and maintain sufficiently large relevant data sets and obtain the permissions necessary to de-identify and use that data for commercial purposes.

Our ability to maintain, expand and monetize our datasets is subject to a number of factors, many of which are outside of our control. With respect to data included in our Data and applications products, we rely on a combination of the statutory rights available to us as a HIPAA covered entity and as a Health Insurance Portability and Accountability Act, or HIPAA, business associate. As a HIPAA covered entity, we utilize data generated through our provision of Diagnostics tests. As a HIPAA business associate, we may rely on healthcare providers to obtain the requisite consents from their patients, with whom we may have no direct contact, to use the de-identified data that we generate in the provision of our other offerings to the providers, or that we generate from the protected health information, or PHI, we obtain from providers. More broadly, the failure by us or our data suppliers and processors to obtain patient data in a compliant manner could have a harmful effect on our ability to use and disclose data which in turn could impair our functions and operations, including our ability to share data with third parties or incorporate it into our products. In addition, the use, processing and distribution of patient data may require us or our data suppliers and processors to obtain consent from third parties or follow additional laws, regulations or contractual and technological restrictions that apply to the healthcare industry. These requirements could interfere with our ability to deploy our products, prevent creation of new products (including the development of foundation models, which depend on our ability to leverage de-identified data), or otherwise limit data-driven activities that benefit us. Moreover, due to lack of valid notice, sufficient consents or waiver, we may be subject to claims or liability for use or disclosure of data or other information.

We are also dependent on the healthcare institutions within our network continuing to provide us with broad access to multimodal data to support the robustness of our Diagnostics tests and other offerings, as well as on establishing and maintaining our collaborations with third party organizations with access to large, multimodal datasets, particularly as we attempt to expand into other disease areas. These third parties may have interests that diverge from our interests, including a desire to monetize their data in different ways, and there can be no assurance that we will be successful in maintaining and growing our datasets. Further, our arrangements with some of these third parties are not exclusive, which could allow such parties to provide data to our competitors, thereby adversely impacting our ability to offer differentiated products and services. Our practice of making available to providers the raw data from our Diagnostics testing, along with corresponding clinical data we may have structured as part of providing testing also may allow those providers to use data in ways that may be harmful to our business interests.

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

Continued adoption and use of our Diagnostics product line will depend on several factors, including the prices we charge for our tests, the scope of coverage and amount of reimbursement available from third-party payers for our tests, the availability of clinical data that support the value of our tests and the inclusion of our tests in industry treatment guidelines. In addition, many clinicians, hospital systems and pharmaceutical companies have existing relationships with companies that develop molecular diagnostic tests, including our competitors, and may continue to use their tests instead of ours. Despite our business development efforts, it could be difficult, expensive and/or time-consuming for healthcare providers to switch diagnostic tests for their patients, and our tests may not be widely accepted by those providers, if at all, which could in turn hinder the growth of sales of our tests. If we are unable to achieve commercial success for our tests, our business, financial condition and results of operations would be materially and adversely affected. We are also particularly dependent on our clinical oncology and hereditary tests, which collectively accounted for 74%, 63% and 63% of our revenue in the years ended December 31, 2025, 2024 and 2023, respectively. We cannot ensure that our oncology and hereditary tests will continue to maintain or gain market acceptance, and any failure to do so would materially harm our business, financial condition and results of operations.

Continued adoption of and use of our Data and applications products will depend, in part, on our ability to maintain relationships and to enter into new relationships with pharmaceutical and biotechnology customers and provide relevant data to such customers for outcomes research, companion diagnostic development, novel target discovery and validation, among other uses. This can be difficult due to many factors, including the type of data required and our ability to deliver it to our pharmaceutical and biotechnology customers’ satisfaction. Our pharmaceutical and biotechnology customers may decide to decrease or discontinue their use of our Insights product due to changes in their research and product development plans, failures in their clinical trials, financial constraints, or other circumstances outside of our control. Furthermore, pharmaceutical and biotechnology companies may decline to do business with us or decrease or discontinue their use of our data due to a strategic collaboration with any of our competitors. We invest resources in seeking to develop relationships with pharmaceutical and biotechnology companies regarding potential commercial opportunities on an ongoing basis, but there can be no assurance that any of this investment will result in a commercial agreement, that the resulting relationship will be successful, or that the data we provide as part of the engagement will produce successful outcomes. If we cannot maintain our current relationships, or enter into new relationships, with pharmaceutical and biotechnology companies, our product development could be delayed and revenue and results of operations could be adversely affected.

The scope and robustness of the Data and applications products that we can offer our customers also depend significantly on the continued success of our Diagnostics product line, as the data that we collect through genomic testing is an essential component of our Data and applications products. Further, we believe that growth in the use of our Data and applications products will help drive awareness and adoption of our Diagnostics product line, which in turn will drive further growth within our Data and applications product line. However, there can be no assurance that we will realize these synergies.

Our limited operating history and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We were founded in 2015 and have experienced rapid growth in revenue, adoption of our products and services, testing volume, size of our datasets, clinical trial matches and other metrics that we believe are important to assessing our business. In addition, we operate in highly competitive markets characterized by rapid technological advances and our business has evolved, and we expect it to continue to evolve, over time to remain competitive. Our limited operating history, evolving business, rapid growth and ambitious goals make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and may increase the risk that we will not continue to grow at or near historical rates. Further, these factors may make it difficult for us to achieve our stated milestones and goals, and to accurately project the future performance of our business. For example, we may never realize the potential benefits of our technology and research and development efforts as contemplated elsewhere in this Annual Report on Form 10-K.

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
•
costs related to our international expansion; and
•
the potential costs of, and delays in product development as a result of any existing or new regulatory oversight applicable to our products.

We are party to a credit agreement with Ares Capital Corporation, under which we have $206.0 million outstanding in term loans and $100.0 million outstanding in revolving credit facility as of December 31, 2025. We also have $750.0 million outstanding aggregate principal amount of 0.75% Convertible Senior Notes due 2030. In addition, we are party to a Controlled Equity OfferingSMSales Agreement, or the Sales Agreement, with Morgan Stanley & Co., LLC, Cantor Fitzgerald & Co., TD Securities (USA), LLC and Allen & Company LLC, as sales agents, or collectively, the Sales Agents, pursuant to which we may offer and sell from time to time, at our option, shares of Class A common stock through the Sales Agents, or the ATM, having an aggregate offering price of up to $500.0 million. In addition to the foregoing sources of capital, we may seek to sell equity securities, through the ATM or otherwise, or convertible securities, enter into additional credit facilities or another form of third-party funding, or seek other debt financing. The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity or convertible securities, dilution to our stockholders could result. Any preferred equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our Platform or products or grant licenses on terms that are not favorable to us. These alternatives of raising additional capital may not be available to us on acceptable or commercially reasonable terms, if at all, or in amounts sufficient to meet our needs. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations and could contribute to negative market perceptions about us or our securities.

Our Applications product line is nascent.

We have limited commercialized algorithms within our Applications product line. Revenue generated from Applications is reported within our Data and applications product line and was $20.2 million, $12.4 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which represents 1.6%, 1.8% and 1.0% of our total revenue in each period. We have a number of additional algorithms in development and we may not be successful in developing and commercializing these or future algorithms, or in attaining our other development targets. Further, the scope and robustness of the Applications that we can offer our customers depend significantly on the continued success of our Diagnostics product line and access to third-party data, of which there can be no assurance. We also cannot accurately estimate how our future Applications will be priced, whether reimbursement can be obtained or whether we will generate any revenue from such Applications. Further, the use of diagnostics that are entirely algorithmic in nature is novel which (a) today represents only a small proportion of the diagnostics market (b) may be subject to existing and entirely new regulations that may substantially impact their adoption, use, reimbursement and ongoing viability, and (c) involves nascent billing and reimbursement policies, which could limit their adoption, use, and reimbursement. While we believe Applications represent a significant long-term opportunity for us, there can be no assurances that a robust and sustained market for such diagnostics will develop or that we will successfully compete in any such market.

New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.

Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of such products on a timely basis, or at all.

Before we can commercialize any new Diagnostics or algorithmic diagnostic products, we will need to expend significant funds in order to:

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

Expanding the offerings of our Data and applications business is also a speculative and risky endeavor and may require us to:

•
acquire additional access to patient healthcare information that is relevant to the products we offer;
•
correctly identify current and future customer needs and preferences;
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

As we develop our products, we have made and will have to continue to make significant investments in Platform development, marketing and selling resources, which could adversely affect our future cash flows. We may also rely on third parties to develop new products that we may license and include in our overall offering, particularly with respect to our Applications business, and we may exert limited or no control over such development efforts.

In addition, in our development and commercialization plans for our offerings, we may forego other opportunities that may provide greater revenue or be more profitable. For example, while we expect to continue to provide diagnostic and data technologies to pharmaceutical and biotechnology companies (including companies in which our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, or our other executive officers, directors or significant stockholders may have significant or controlling voting and economic interests) developing therapeutics for various diseases, including cancers, we do not currently expect to conduct development of therapeutics ourselves. As a result, even if our development efforts result in commercially viable products, our business and results of operations could underperform in comparison to our customers and competitors.

We may not be successful in updating or otherwise enhancing our Platform and products.

We have developed multiple genomics diagnostics tests across oncology (including hereditary tests, infectious diseases, and neuropsychiatry, as well as algorithmic diagnostic tests across oncology and cardiology. A major part of our strategy is bringing new high-value enhancements to our customers through updates to our Platform and existing products, which may include expanding our existing products with additional features, applications and data modalities. We expect to make significant investments to advance these efforts.

Enhancing our Platform and products is a speculative and risky endeavor. Features, applications and data modalities that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or utility. We may need to alter our products in development and repeat studies before we identify a potentially successful update. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of development. Even if we confirm that our products can be successfully updated for additional features, applications and data modalities, those features, applications and data modalities may be limited in scope to only some diseases, disease segments, patient markets or geographies. If, after development, an updated product appears successful, we may, depending on the nature of the update, need to obtain FDA’s, Notified Bodies’ and other regulatory bodies’ clearances, authorizations, certifications or approvals before we can market the updated product.

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

•
correctly identify current and future customer needs and preferences;
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

The life sciences scientific community comprises a small number of early adopters and key opinion leaders who significantly influence the rest of the community. The success of life sciences products is due, in large part, to acceptance by the scientific community and their adoption of certain products as best practice in the applicable field of research. The current system of academic and scientific research views publishing in a peer- reviewed journal as a measure of success. In such journal publications, the researchers will describe not only their discoveries but also the methods and typically the products used to fuel such discoveries. Mentions in peer-reviewed journal publications are a good barometer for the general acceptance of our products as best practices. Ensuring that early adopters and key opinion leaders publish research involving the use of our products is critical to gaining widespread acceptance and market growth. Continuing to establish and maintain good relationships with such key opinion leaders is vital to growing our market. The number of times our products were mentioned in peer-reviewed publications has increased significantly in recent years. As of December 31, 2025, our products have been mentioned in over 800 peer-reviewed articles published in major journals. We cannot assure investors, however, that our products will continue to be mentioned in peer-reviewed articles with any frequency or that any new products that we introduce in the future will be mentioned in peer-reviewed articles. In addition, self-authored journal publications that mention our products may present an actual, potential or perceived conflict of interest and, therefore, the number of publications in which our products are mentioned may not be indicative of the level of acceptance of our products. If too few researchers describe the use of our products, too many researchers shift to a competing product and publish research outlining their use of that product or too many researchers negatively describe the use or usability of our products in publications, it may drive existing and potential customers away from our products, which could harm our operating results. Any decrease in the frequency at which our products are mentioned in peer reviewed journals, or a decline in the quality of such publications, may negatively impact our prospects.

Our diagnostic products, or our competitors’ diagnostic products, could have defects or errors or otherwise fail to meet the expectations of patients, healthcare providers, and third-party payers; in such cases our operating results, reputation and business could suffer.

The success of our Diagnostics and algorithmic diagnostic products depends in part on patients’, healthcare providers, and third-party payers’ confidence that our Platform can provide reliable, high-quality intelligent diagnostics that will improve clinical outcomes and lower healthcare costs, as well as our ability to comply with applicable privacy and data security requirements. We believe that patients, physicians and third-party payers are likely to be particularly sensitive to our use of data, as well as product defects and errors in the use of our products, including if our products fail to detect genomic alterations or other clinical relevant information with high accuracy from samples, if we fail to list or inaccurately include certain treatment options and available clinical trials in our test reports, or if we fail to comply with applicable privacy and data security laws, and there can be no guarantee that we will be successful in this regard. Furthermore, if our competitors’ diagnostic products do not perform to expectations or if they fail to comply with applicable laws and regulations, it may result in lower confidence in us as well. As a result, the failure of our diagnostic products or our competitors’ diagnostic products to perform as expected, or failure by us or our competitors to comply with applicable laws and regulations, could significantly impair our operating results and our reputation. In addition, we may be subject to legal claims arising from any such failures, including claims that defects or errors in our diagnostic products led to injury or death. Confidence in us, as well as the strength of our brand and reputation, could also be eroded by perceived failures by us or our competitors, even absent any evidence of failure or wrongdoing.

If we are unable to support demand for our current and future Diagnostics product line, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage our anticipated growth, our business could suffer.

As the volume of our Diagnostics product line sales grows, we will need to continue to increase our workflow capacity for sample intake, customer service, billing and general process improvements, expand our internal quality assurance program and extend our Platform to support comprehensive genomic analysis at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our Diagnostics tests. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our software and computing capacity to meet increased demand. There can be no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented, if at all, or that we will have adequate space in our laboratory facility or be able to secure additional facility space to accommodate such required expansion.

As we commercialize additional Diagnostics products, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.

Our ability to attract and retain individuals to support the expansion of our Diagnostics and other products may be influenced by factors outside our control, or factors that we can control but which we fail to execute. For example, global labor shortages, our compensation and benefits offerings, attempts at unionization by our employees, and other factors may impact our ability to recruit, hire, train, and retain employees, which will further impact our ability to meet our growth and expansion goals.

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

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.

Genetic testing has raised ethical, legal and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, hereditary tests even if permissible; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business. These and other ethical, legal and social concerns may limit market acceptance of our tests or reduce the potential markets for our tests, either of which could have an adverse effect on our business, financial condition or results of operations.

If third-party payers, including commercial payers and government healthcare programs, do not provide coverage of, or adequate reimbursement for, or reverse or change their policies related to our tests, our business, financial condition and results of operations will be negatively affected.

As of December 31, 2025, we had received payment on approximately 55% of our clinical oncology next generation sequencing, or NGS, tests and 50% of our hereditary tests across all payers performed from January 1, 2023 through December 31, 2024. We calculated this metric on a trailing basis based on payer adjudication timing. For the years ended December 31, 2025, 2024 and 2023, our average reimbursement for NGS tests in oncology (i.e., excluding hereditary testing) was approximately $1,600, $1,510 and $1,450, respectively. For the year ended December 31, 2025 and 2024, our average reimbursement for NGS tests in hereditary testing was approximately $770 and $760, on a pro forma basis, for which pro forma amounts have been calculated after applying the Company's accounting policies. In addition, we receive a substantial portion of our diagnostic revenue from a limited number of third-party commercial payers, most of which have not contracted with us to be a participating provider. We also receive reimbursement from Medicare for claims submitted with respect to our various diagnostic tests. Approximately 26% of our clinical oncology tests were for Medicare beneficiaries in the years ended December 31, 2025, 2024 and 2023, respectively. Approximately 10% of our hereditary tests were for Medicare beneficiaries in the year ended December 31, 2025. Our revenue and commercial success depend on achieving coverage and reimbursement for our tests from payers, including both commercial and government payers. If payers do not provide coverage of, or do not provide adequate reimbursement for our tests, we may need to seek payment from the patient, which may adversely affect demand for our tests.

In addition, because our Diagnostics and algorithmic diagnostic tests represent new approaches to the diagnosis and detection of diseases or hereditary risk we cannot accurately estimate how they would be priced, whether reimbursement could be obtained or any potential revenue generated. Coverage determinations by a payer may depend on a number of factors, including but not limited to a payer’s determination that a test is appropriate, medically necessary or cost-effective. If we are unable to provide payers with sufficient evidence of the clinical utility and validity of our test, they may not provide coverage, may provide limited coverage or may terminate coverage, which will adversely affect our business, financial condition and results of operations. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests may decrease as we encounter pricing pressure from our competitors or as payers decide based on other factors to lower the reimbursement rate for our tests.

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

Although we are a participating provider with several commercial payers, some large commercial payers have issued non-coverage policies that consider tissue and liquid comprehensive genomic profile testing, including certain of our Diagnostics tests, as experimental or investigational. If we are not successful in obtaining coverage from such payers, or if other payers issue similar non-coverage policies, our business, financial condition and results of operations could be materially and adversely affected.

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

In the United States, many significant decisions about reimbursement for new diagnostics are made by the Centers for Medicare & Medicaid Services, or CMS, which makes a national coverage determination, or NCD, as to whether and to what extent a new diagnostic will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors, or MACs, which may make a local coverage determination, or LCD, with respect to coverage and reimbursement. Private payers tend to follow Medicare to a substantial degree. During the year ended December 31, 2025, Medicare claims represented 26% of our clinical oncology testing volume and 10% of our hereditary testing volume. Given we operate laboratories in multiple MACs and run both LDTs and an FDA-approved assay, the applicable reimbursement determination varies based on the assay being run and the locations where it is being processed. The rules and standards that CMS uses to determine reimbursement rates for our tests are frequently changing and subject to revision, which could have a material impact on our results.

For example, Medicare’s NCD for NGS first established in 2018 and subsequently updated in 2020, states that NGS oncology tests (such as our |xT and |xF tests), would be covered by Medicare nationally if and when: (1) performed in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory, (2) ordered by a treating physician, (3) the patient meets certain clinical and treatment criteria, including having recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer, (4) the test is approved or cleared by the FDA as a companion in vitro diagnostic for an FDA approved or cleared indication for use in that patient’s cancer, and (5) results are provided to the treating physician for management of the patient using a report template to specify treatment options. We believe that our xT CDX assay, which received FDA approval in April 2023, meets the criteria for reimbursement under the NCD. In addition, effective July 1, 2024, our xT CDX assay was awarded Advanced Diagnostic Laboratory Test status by CMS. The NGS NCD also states that each MAC may provide local coverage of other next-generation sequencing tests for cancer patients only when the test is performed by a CLIA-certified laboratory, ordered by a treating physician and the patient meets the same clinical and treatment criteria required of nationally covered next-generation sequencing tests under the NGS NCD. An NGS test is typically not covered by Medicare when cancer patients do not have the above-noted indications for cancer under either an NCD or LCD.

National Government Services, Inc. is the local MAC that makes local coverage determinations, or LCDs, for tests conducted at our Chicago laboratory. National Government Services has issued two LCDs related to genetic testing in cancer, each of which currently requires claims to be submitted under a single current procedural terminology, or CPT, code that describes the test. Since issuing the LCDs, National Government Services has, from time to time, issued modifications and interpretations of the LCDs and associated guidance documents that may impact how we bill for, and how National Government Services reimburses, our diagnostic tests.

Palmetto is the MAC jurisdiction that determines reimbursement for tests conducted at our Raleigh and Atlanta laboratories. Noridian is the MAC jurisdiction that determines reimbursement for tests conducted at our Aliso Viejo laboratory. Both Palmetto and Noridian are subject to the MolDx program. MolDx requires laboratories to complete a technical assessment process in order to secure reimbursement for tests run at labs in its jurisdiction. Upon receiving approval in the technical assessment process, assays are assigned a z-code and a price at which MolDx will reimburse claims. In conjunction with launching our Raleigh laboratory, we submitted a technical assessment for our xT assay in 2022 and our xF assay in 2023. We received approval on our xT assay in October 2023 and on our xF assay in March 2024.

Other factors, beyond the NCD and applicable LCD’s, impact how we bill for our tests, whether they are reimbursed by third party-payors, and the amount we receive from government payors. For example, CMS has specific processes, such as the gapfill process, for determining the amount we are reimbursed for certain laboratory tests. In addition, certain CMS regulations prevent us from billing Medicare directly for tests provided to Medicare beneficiaries in certain situations when the test is ordered as part of a beneficiary’s inpatient stay at a hospital. At the same time, CMS has adopted an exception to its laboratory date of service rules, and if certain conditions are met, molecular testing laboratories such as us can rely on that exception to bill Medicare directly, instead of seeking payment from the hospital. If this exception is repealed or curtailed by CMS, if the laboratory date of service regulation is otherwise changed to adversely impact our ability to bill Medicare directly, or if we incorrectly implement billing procedures related to the date of service exception, our revenue could be materially reduced, and we could be subject to further regulatory actions.

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

If we are unable to obtain or maintain adequate reimbursement for our Diagnostics product line outside of the United States, our ability to expand internationally will be compromised.

A substantial portion of our Diagnostics product line revenues come from third-party payer reimbursement. In many countries outside of the United States, reimbursement systems vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and various coverage, pricing and reimbursement approvals are required for our tests to be available to patients in significant volume. In the EU some countries require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, entered into application through a phased implementation and is intended to harmonize the clinical benefit assessment of HTA across the European Union. Selected high-risk medical devices will be required to be assessed under these rules in 2026. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payers in countries outside of the United States, and our efforts may not be successful.

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

On February 8, 2024, the International Association of Machinists and Aerospace Workers, or IAM, District Lodge 8, filed a Petition for Election with the National Labor Relations Board, or the NLRB, to serve as the collective bargaining representative of certain of our laboratory employees located in Chicago, Illinois. In March 2024, the NLRB held an election, at which the defined collective bargaining unit voted to unionize and for the IAM to serve as the collective bargaining representative. In April 2025, we entered into a collective bargaining agreement with the IAM. We are unable to predict whether we will be successful in reaching future collective bargaining agreements, or the incremental cost and expense that may result from such future bargaining efforts. In addition, to the extent such future bargaining efforts take longer than anticipated, or to the extent they are unsuccessful, impacted employees may threaten and/or engage in work stoppages and strikes, our labor costs may increase as a result, and our ability to offer diagnostic tests may be impacted. Even though we are currently unaware of other unionization efforts, it is possible that other employees may also seek to unionize. The unavailability of laboratory staff, or our inability to control labor costs related to these matters and future efforts to unionize, could have a material adverse effect on our business, reputation, prospects, results of operations and financial condition.

We use AI in our products and services which may result in operational challenges, legal liability, reputational concerns and competitive risks.

AI enables and is integrated into our Platform and, as a result, our diagnostic and data products, and is therefore a significant element of our current business and our future strategy. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Many known and unknown risks to AI exist. Some of the currently known risks include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. For example, our development and use of AI may result in the incorporation of third-party data, including personal, proprietary or confidential data, into our AI. If we do not have sufficient rights to use the data on which AI relies, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party.

Additionally, regulation in the AI space is constantly changing, and may make it difficult to continue using our AI approach to diagnostics and data analysis. AI is the subject of evolving review by various U.S. governmental and regulatory agencies, including the SEC and the Federal Trade Commission, or the FTC, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI, particularly generative AI, and/or are considering general legal frameworks on AI (such as the European Union’s Artificial Intelligence Act, or the AI Act, which took effect on August 1, 2024, and provides for administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the greater). In addition, the use and deployment of AI present complexities and challenges with respect to compliance with applicable laws and regulations, particularly because we are both a technology company and a healthcare provider of diagnostic testing services. Life sciences companies may underwrite or fund, in part, the development of AI algorithms, which may require us to disclose applicable funding sources and which may, as a result, slow the adoption of such technologies. Further, to the extent the output of an algorithm we develop or deploy recommends, directly or indirectly, the potential ordering of a product or service reimbursable by a federal healthcare program, we may encounter enforcement challenges even when such recommendations are based on objective clinical guidelines and criteria. If any such event were to occur, it could have a materially adverse impact on our business operations and reputation.

Additionally, algorithms may be flawed or biased, and datasets may be insufficient, of poor quality or contain biased information. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect our results of operations. If the diagnoses, determinations, recommendations, forecasts or analyses that our Platform’s applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Further, content generated by AI may be offensive, biased, or harmful, or violate current or future laws and regulations, and our reliance on AI could pose ethical concerns and lead to a lack of human oversight and control.

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

We understand that the terms “AI,” “Machine Learning,” "Agentic AI," “Generative AI,” “Large Language Models” and other similar terms may mean different things to different people. Accordingly, when we use those terms, we ascribe to them their broadest, commonly accepted meanings. For example, AI is a scientific field that allows computer software to perform human-like intelligence tasks. At its core, AI is simply the sophisticated application of mathematics to help machines perform tasks similar to, or better than, humans. AI is an umbrella term that encompasses many other subfields and technologies, including those listed above and described below:

•
Machine Learning is a type of AI where the computer software is tasked with learning without being explicitly programmed. Instead, the software learns and adapts through a combination of instruction from humans and self-experimentation.
•
Agentic AI is a type of AI that can function independently to actively achieve specific outcomes with limited human involvement through pre-programmed planning, reasoning, and decision execution.
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

Our use of AI tools may pose particular risks to our proprietary software and systems and subject us to legal liability.

We use AI tools (including generative AI) in our business and expect to use AI tools in the future. Using AI tools to produce content that can be indistinguishable from that generated by humans is a relatively novel development, with many of the benefits, risks and liabilities still unknown. Recent decisions of the U.S. Copyright Office suggest that we would not be able to claim copyright ownership in any source code, text, images, or other materials that we develop through use of generative AI tools, and the availability of such protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials also generated by AI tools.

We face and expect to continue to face allegations, and we may face claims regarding such allegations, from third parties of infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believe to be available for use, and not subject to license terms or other third-party proprietary rights. We could also be subject to claims from providers of generative AI tools if, for example, we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirements of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of AI tools may also present additional security risks because the generated source code may have been modeled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition and future prospects.

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

Growing understanding of the importance of biomarkers linked with therapy selection and response, disease monitoring, and early detection is leading to more companies offering products in genomic testing, including NGS diagnostics and PCR profiling. In addition, there are a number of healthcare technology companies providing data analysis products, including AI-driven data platforms and diagnostic products.

Our competitors with respect to our Diagnostics products include certain diagnostics companies, such as Foundation Medicine, Inc., which was acquired by Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Neogenomics, ResolutionBio, which was acquired by Agilent, and Natera, Inc., among others, with respect to our currently marketed precision oncology tests, and legacy diagnostic laboratories, such as Quest and LabCorp. In addition, our competitors for our pharmacogenetic test in neuropsychiatry include Myriad Genetics, Inc. and Genomind, Inc. With respect to our hereditary products, our competitors include GeneDx, Variantyx, and Baylor Genetics.

Our competitors with respect to our Data and applications products include Flatiron Health, Inc., IQVIA Holdings Inc., and ConcertAI, among others. Furthermore, our Data and applications products also face competition from CROs, such as Fortrea, ICON, Syneos, PPD, and others, who provide data and clinical trial matching services to pharmaceutical and biotechnology companies.

Our competitors with respect to our Applications products include Roche Holdings, Inc., Caris Life Sciences, Guardant Health, Inc., Illumina, Inc., and others, with respect to our TO test, and Myriad Genetics, Inc., Caris Life Sciences, and others, with respect to our HRD test. We may also compete with companies developing or commercializing algorithm-based diagnostics using a variety of different data modalities, including digital pathology companies such as PathAI, Inc. In cardiology, we believe our competitors may include HeartFlow Inc., Anumana, Inc., and Eko Devices, Inc. In addition, we are aware that academic medical centers may be developing their own Applications and may decide to enter this market.

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

The healthcare diagnostic and data industries are characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, any of which could make our current and future products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to genomic and hereditary diagnostic testing, as well as advances in the application of AI to healthcare diagnostics and decision-making. We must continuously enhance our Platform and our existing diagnostic, data and analytics products and develop new products to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge about disease biology and hereditary risk, information about new therapies or relevant clinical trials, or insights regarding the current treatment landscape for applicable indications and advances in computational biology, software development, and AI, our Platform and products could become obsolete and sales of our current products and any new products we may develop could decline or fail to grow as expected. Further, to the extent that pharmaceutical or biotechnology companies are able to develop therapies or technologies that eradicate or substantially limit the incidence of diseases for which we sell diagnostics, the market for our applicable products could disappear entirely.

Our research and development strategy emphasizes rapid innovation and advancement of successful hires who may not have prior industry expertise, and we frequently prioritize patient care and customer satisfaction over short-term financial results. If we cannot maintain or properly manage our culture as we grow, our business may be harmed.

We have a research and development strategy that encourages employees to quickly develop and launch technologies intended to solve our customers’ most important problems and prioritizes the advancement of Platform and product development, technology and engineering employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Successful entry-level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. As our business grows and becomes more complex, our cultural emphasis on moving quickly and staffing research and development personnel, including certain customer-facing employees, without significant industry experience may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our products, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, and as we develop a public company infrastructure, we may find it difficult to maintain our culture.

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

We may not be able to market, sell or distribute our data products and diagnostic tests, and other products we may develop effectively enough to support our planned growth. We currently sell our Diagnostics and algorithmic diagnostic tests to healthcare providers and hospital systems in the United States through our own sales organization and leverage distributors to help sell our diagnostic tests in international markets, and we sell our Data and applications products to pharmaceutical and biotechnology companies through our business development team.

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

If we are not successful in executing our strategy to increase sales of our Data and applications products to large pharmaceutical and biotechnology customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of Data and applications products, and in particular our Insights product, to large pharmaceutical and biotechnology companies. Sales to large companies involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities. These risks include:

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

Selling to large pharmaceutical and biotechnology companies is often a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. Due to the length, size, scope, and requirements of these evaluations, we frequently provide short-term pilot deployments of our Data and applications products at no or low cost. We sometimes spend substantial time, effort and money in our sales efforts without producing any sales. The success of the investments that we make to acquire customers depends on factors such as our ability to identify potential customers for which our data products have an opportunity to add significant value to the customer’s business, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our products, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large companies are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales. As a result, in the event a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results.

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

For the year ended December 31, 2025, we derived $132.7 million, or approximately 42% and 10%, of our Data and applications product line revenue and total revenue, respectively, from three customers. We expect to continue to derive a significant portion of our Data and applications product line revenue from renewal of existing agreements. As a result, maintaining the renewal rate of our existing customers and selling additional products to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional products to them include:

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

We deliver our Insights product through license agreements that allow our customers to use de-identified datasets for a specified term or for specified uses. Our customers have no obligation to renew their licenses for our Data and applications products after the license ends, and many of our contracts may be terminated or reduced in scope either immediately or upon notice. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Factors that are not within our control may contribute to a reduction in our Data and applications product line revenue. For instance, our customers may change the indications in which they are conducting research and development, which could result in a reduced demand for our products and thus a lower aggregate renewal fee. The loss, reduction in scope, or delay of a large contract, or the loss or delay of multiple contracts, could materially adversely affect our business, financial condition and results of operations.

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

In April 2025, we entered into expanded multi-year strategic collaborations with AstraZeneca and Pathos for the development of a foundation model in the field of oncology. Under this collaboration, we will work together with AstraZeneca and Pathos to build the foundation model, which will incorporate our multi-modal de-identified oncology data, and once complete, the model will be shared among all three parties to advance their individual efforts to improve patient care. The development and deployment of foundation models could ultimately reduce demand for our Data and applications products, as once a company is able to utilize a foundation model to advance its business objectives, it may no longer have a need to license our de-identified data. Any significant decrease in the demand for, or value of, our Data and applications products would have a material adverse effect on our financial condition and results of operations. Also, there is no guarantee that our development efforts will be successful, or that the foundation model will achieve its intended purpose.

A significant portion of our Data and applications product line revenue are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect our Data and applications business sales.

A significant portion of our current Data and applications products sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industry. Demand for our Data and applications products could be affected by factors that adversely affect the life sciences industry, including macroeconomic and market conditions that may adversely impact earlier stage biotechnology companies. The life sciences industry is highly regulated and competitive and has experienced periods of considerable consolidation. Consolidation among our customers could cause us to lose customers, decrease the available market for our products, and adversely affect our business, financial condition and results of operations. In addition, changes in regulations that make investment in the life sciences industry less attractive or drug development more expensive could adversely impact the demand for our data analytics products. For these reasons and others, selling data analytics products to life sciences companies can be competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Accordingly, our operating results and our ability to efficiently provide our products to life sciences companies and to grow or maintain our customer base could be adversely affected as a result of factors that affect the life sciences industry generally.

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

While the majority of our current customers are well-established large companies and hospital systems, we also provide our Data and applications products to smaller institutions and companies and our Diagnostics product line to individuals. Our financial success depends upon the creditworthiness and ultimate collection of amounts due from our customers, including our smaller customers with fewer financial resources. If we are not able to collect amounts due from our customers, we may be required to write-off significant accounts receivable and recognize bad debt expenses, which could materially and adversely affect our operating results.

Our existing and any future debt may affect our flexibility in operating and developing our business and our ability to satisfy our obligations.

As of December 31, 2025, we had indebtedness of $1.3 billion, comprising (i) $208.7 million under the convertible promissory note, as amended, or the Second Amended Note, that we issued to Google LLC, or Google, (ii) $206.0 million of senior secured term loans, or the Additional Term Loan Facility, and $100.0 million in priority revolving loan commitments, or the Revolving Credit Facility, pursuant to a credit agreement, or as amended, the Credit Agreement, with affiliates of Ares Capital Corporation, or Ares and (iii) $750.0 million of 0.75% Convertible Senior Notes due 2030, or the Notes, Our current and future indebtedness may have significant negative effects on our operations, including:

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
•
requiring us to repay the principal and accrued interest on the Second Amended Note if we terminate our agreement with Google for use of Google Cloud or as a result of an event of default under the operating covenants in the Second Amended Note, or requiring us to repay the principal and accrued interest on the Additional Term Loan Facility and/or the Revolving Credit Facility in an event of default under the covenants of the Credit Agreement, any of which could impair our liquidity and reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other important needs;

•
limiting our ability to adjust to rapidly changing conditions in the industry, reducing our ability to withstand competitive pressures and making us more vulnerable to a downturn in general economic conditions or business than our competitors with relatively lower levels of debt;
•
in the event the conditional conversion feature of the Notes is triggered, requiring us under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than a long-term liability, which would result in a material reduction of our net working capital; and
•
requiring us, in certain circumstances, to obtain approval from Ares and/or the lenders party to the Credit Agreement before embarking on certain mergers, acquisitions, capital expenditures, or other operational issues.

We intend to satisfy our current and future debt service obligations with our then existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the the Second Amended Note, Additional Term Loan Facility, the Revolving Credit Facility, the Notes, or any other debt instruments. In addition, the Second Amended Note and the Credit Agreement, contain, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, investments (including acquisitions), dividends and other restricted payments and transactions with affiliates. Our failure to make payments under or comply with other covenants contained in the documents governing our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

We rely on a limited number of suppliers or, in some cases, sole suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or promptly transition to alternative suppliers.

We rely on a limited number of suppliers or, in some cases, sole suppliers, including Illumina Inc., or Illumina, for certain sequencers, reagents, blood tubes and other equipment, instruments and materials that we use in our laboratory operations. Purchases from this supplier accounted for approximately 33%, 39% and 33% of total vendor payments for the years ended December 31, 2025, 2024 and 2023, respectively. Amounts due to this supplier were approximately $15.9 million at December 31, 2025. An interruption in our laboratory operations could occur if we encounter delays or difficulties in securing these laboratory equipment, instruments or materials, and if we cannot then obtain an acceptable substitute. Any such interruption could significantly and adversely affect our business, financial condition and results of operations. We rely on Illumina as the sole supplier of the sequencers and as the sole provider of maintenance and repair services for these sequencers. Any disruption in operations of Illumina or other sole or limited suppliers or termination or suspension of our relationships with them could materially and adversely impact our supply chain and laboratory operations of our diagnostic testing business and thus our ability to conduct our business and generate revenue. These limited or sole suppliers could engage in diverse types of businesses, including selling products in competition with us, and there can be no assurance that we can continue to receive required equipment, instruments or materials from them.

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

We use a broad range of materials and supplies, including chemicals and other electronic components, in our Diagnostics product line. A significant disruption in the supply of these materials, including disruptions like those stemming from the pandemics and epidemics, could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, infectious disease, epidemics or pandemics, outbreaks, conflict (including the armed conflicts between Russia and Ukraine and the hostilities in the Middle East), civil unrest, acts of terrorism or other interruptions to or difficulties in the employment of labor (such as strikes by unionized workforces) or transportation in the markets in which we purchase materials, components and supplies for the production of our diagnostic tests, in each case may adversely affect our ability to maintain our testing capacity. Unforeseen end-of-life or unavailability for certain components, such as enzymes, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant disruption in the supply of, or prolonged shortage of, critical components from any of our suppliers and could not procure the components from other sources, we would be unable to sustain our testing capacity, which would adversely affect our sales, margins and customer relations.

If our existing laboratory and storage facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to perform our tests and pursue our research and development efforts may be jeopardized.

We currently derive nearly all of our diagnostic revenue from tests performed at laboratory facilities located in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, Aliso Viejo, California and Minneapolis, Minnesota and these facilities generally do not have completely redundant capabilities. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our Diagnostics product line for some period of time and which may also cause us to lose valuable stored tissue samples, including organoids. The inability to perform our tests or to reduce the backlog that could develop if a facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild a facility, to locate and qualify a new facility or enable a third party to practice our proprietary technology, particularly in light of licensure and accreditation requirements. Even if we are able to find a third party with such qualifications to perform our tests, the parties may be unable to agree on commercially reasonable terms. Our physical laboratory facilities are also subject to regulatory oversight, such by the federal Occupational Safety and Health Administration, or OSHA, and certain state analogs. On occasion, certain safety issues are reported directly to OSHA. While we have been successful in promptly remediating any such issues, there is no guarantee we will be able to do so in the future, and these regulatory bodies could intervene and suspend our operations, which could have a material impact on our business.

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

Our business depends on our ability to deliver test results quickly and reliably to our customers. Blood and tissue samples sent from the United States by patients, physicians or hospital pathology departments are typically received within days for analysis at our Chicago, Atlanta, Raleigh, Aliso Viejo or Minneapolis facilities. Disruptions in delivery services to transport samples to that facility, whether due to labor disruptions, bad weather, natural disaster, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner, delay our provision of test results to our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services to transport samples to us on commercially reasonable terms, our business, financial condition and results of operations may be adversely affected.

If we cannot provide quality technical support and services for our Data and applications products, we could lose customers and our business and prospects will suffer.

Our ability to provide relevant information to customers of our Data and applications business, and in particular of our Insights product, depends substantially on our ability to provide quality technical support and services during the term of their license. Accordingly, we need highly trained technical support and services personnel. Hiring support and services personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our products and the needs of our customers. To effectively support new customers and the expanding needs of current customers, we will need to substantially expand our support and services staff and develop our support infrastructure and processes. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.

Seasonality may cause fluctuations in our revenue and results of operations.

We believe that there are significant seasonal factors which may cause sales of our products, such as our Insights product and our infectious disease tests, to vary on a quarterly or yearly basis and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially pharmaceutical and biotechnology customers. These customers typically have calendar year fiscal years, which result in a disproportionate amount of their purchasing activity occurring during our fourth quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our Class A common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition and results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion. We plan to conduct physician and patient association outreach activities, to extend laboratory capabilities, to expand payer relationships and to market our Data and applications business to pharmaceutical and biotechnology customers outside of the United States. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as privacy regulations, including regulations that limit our ability to collect, distribute, transfer and otherwise process de-identified patient data, tax laws, export and import restrictions, economic sanctions and embargoes, employment laws, healthcare regulatory requirements, including those governing diagnostic testing and reimbursement, and other governmental approvals, permits and licenses;
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
•
natural disasters, political and economic instability, including wars (such as the armed conflict between Russia and Ukraine and the hostilities in the Middle East), terrorism, and political unrest, boycotts, curtailment of trade and other business restrictions;
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

HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers that submit certain covered transactions electronically, or ‘‘covered entities,’’ and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI, and their covered subcontractors. We are a covered entity under HIPAA, and also routinely receive large amounts of PHI as a business associate under HIPAA, and therefore must comply with its requirements to protect the privacy and security of health information and must provide individuals with certain rights with respect to their health information. If we engage a business associate to help us carry out healthcare activities and functions, or if we serve as a business associate on behalf of another covered entity, we must have a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate (or covered entity) has been engaged to do and requires the business associate to comply with the same requirements.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data or laws governing the privacy of consumer health data, which can be broadly defined. As applicable, such rights may include the right to access, correct, or delete certain data, to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, and to require patient-level consents for the use of other types of health data. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data or consumer health data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws generally exempt some data processed in the context of clinical trials, or enumerate other exceptions, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Similar laws are being considered in several states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

In addition, we use AI, including generative AI, and machine learning technologies in our products and services. The development and use of AI/machine learning present various privacy and security risks that may impact our business. AI/machine learning are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/machine learning, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/machine learning. These obligations may make it harder for us to conduct our business using AI/machine learning, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/machine learning, or prevent or limit our use of AI/machine learning. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/machine learning where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/machine learning or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become in the future, subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, the third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. Future or past business transactions (such as acquisitions, integrations, and other commercial relationships) could expose, and have exposed, us to additional privacy, security and compliance risks, and these third parties have been, and may in the future be, subject to litigation, regulatory investigations and other risks relating to privacy and security arising out of business transactions. For example, Ambry, which we acquired in February 2025, and another third party with whom we work, have experienced data breaches which required notification to certain impacted individuals and government regulators, and for which regulator investigations remain ongoing.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

In the EEA, in order to place an in vitro diagnostic medical device, or IVD, or an accessory to an IVD, on the market, or put it into service in the EEA, the device must be designed, developed, manufactured and marketed in compliance with the relevant legal framework. On May 26, 2022, the Regulation on In-Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746), or IVDR, entered into application, repealing and replacing the Directive on In-Vitro Diagnostic Medical Devices (98/79/EC), or the IVDD. The IVDR and its associated guidance documents and harmonized standards governing, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. The IVDR also establishes transitional provisions permitting certain devices that have been CE marked in accordance with the IVDD to continue to be placed on the EEA market under strict conditions and for a specific period of time depending on the risk classification of the device. Medical devices are governed by the Regulation on Medical Devices (Regulation (EU) 2017/745) (“MDR”) which entered into application on May 26, 2021, repealing and replacing the Directive on Medical Devices (93/42/EC) (the “MDD”). The MDR establishes similar provisions to the IVDR in relation to medical devices. If we do not comply with these requirements or fail to adequately comply, our business, financial condition and results of operations may be harmed.

Changes in the current regulatory framework for algorithmic diagnostic products and services can impose additional regulatory burdens on us. Recent changes to the European Union regulatory framework for IVDs may materially impact our operations, product availability, compliance costs, and market access in the EU. In July 2024, Regulation (EU) 2024/1860 entered into application. The Regulation extends existing IVDR transition timelines and imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory - actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Furthermore, on December 16, 2025, the European Commission published a proposal to amend the MDR and the IVDR with the stated objective of simplifying and reducing the regulatory burden, addressing certification bottlenecks, and improving predictability while maintaining patient safety. The proposal introduces broad changes, including more flexible clinical‑evidence pathways, removal of fixed certificate validity periods, and adjustments to classification rules that may shift certain devices into lower risk categories. The FDA is also currently considering the development of novel regulatory pathways for AI technologies and other software. As the regulatory framework evolves, we may incur substantial costs to ensure compliance with new or amended laws and regulations. Failure to comply with any of these laws and regulations could result in enforcement actions against us, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition and results of operations.

Certain of our tests are currently marketed as LDTs, and future changes in FDA enforcement discretion for LDTs could subject our operations to much more significant regulatory requirements.

The FDA has historically operated under a policy of enforcement discretion with respect to LDTs whereby the FDA did not actively enforce its regulatory requirements for such tests. On May 6, 2024, the FDA published final regulations that took effect on July 5, 2024, and which attempted to phase-out enforcement discretion over a period of four years and required compliance with device registration and listing requirements, medical device reporting requirements, 510(k) clearance, denovo authorization or Premarket Approval and the requirements of the FDA’s Quality System Regulation. In March 2025, however, a federal district court in the Northern District of Texas vacated and set aside the FDA’s final rule, which effectively ended the FDA’s attempt to regulate such diagnostic tests as medical devices and called into question the agency’s long-standing policy of enforcement discretion with respect to LDT’s. It is unclear whether this or future administrations will attempt to reinstitute such policies, or how the changing regulatory regime might impact our business.

A decision to re-implement these regulations, or the potential for congressional legislation governing laboratory developed tests, could cause us to stop selling existing tests or launching any other tests we may develop, and to conduct additional clinical trials or take other actions prior to continuing to market our tests. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business, financial condition and results of operations. Additionally, because our Platform and other software applications we make available include functionality related to the reporting of results from the LDTs we run, the FDA could attempt to regulate the software applications, including portions of our Platform, that we utilize to provide results of the LDTs to our customers and this may require costly modifications, additional development or the reduction in functionality in our offerings which could, in turn, make them less attractive to our customers.

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

Arterys, Inc., a company we acquired in 2022, and Paige AI, Inc., a company we acquired in 2025, have developed several medical devices that are regulated by the FDA and EU legislation governing medical devices. Arterys also distributes devices developed by third parties. If we identify an issue with, or propose changes to, one of these devices that impacts patient safety or causes us to undertake a field action or implement a recall, our business operations and reputation could be harmed in a meaningful way.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations establish specific standards with respect to personnel qualifications, facility administration, proficiency testing, quality control, quality assurance and inspections. Any testing subject to CLIA regulation must be performed in a CLIA certified laboratory. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as commercial payers, for our tests. We have a current CLIA certificate to perform our tests at our laboratories in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, Aliso Viejo, California and Minneapolis, Minnesota. To maintain this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Similar considerations may apply in foreign countries.

We are also required to maintain clinical laboratory licenses to perform testing in Illinois, Georgia, North Carolina, and California. State laboratory laws establish standards for day-to-day operation of our clinical laboratories, including the training and skills required of personnel and quality control. In addition, some other states require our laboratories to be licensed in the state in order to test specimens from those states. In addition to Illinois, North Carolina Georgia, and California, our laboratories are licensed in Rhode Island, Pennsylvania, New York and Maryland, among others. Although we have obtained licenses from states where we believe we are required to be licensed, it is possible that other states we are not aware of currently require out-of-state laboratories to obtain licensure in order to test specimens from the state, and that other states may adopt similar requirements in the future.

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

The College of American Pathologists, or CAP, maintains a clinical laboratory accreditation program. While not required to operate a CLIA-certified laboratory, many private insurers require CAP accreditation as a condition to contracting with clinical laboratories to cover their tests. In addition, some countries outside the United States require CAP accreditation as a condition to permitting clinical laboratories to test samples taken from their citizens. We have obtained CAP accreditation for our Chicago, Atlanta, Raleigh, North Carolina, Aliso Viejo, California and Minneapolis, Minnesota laboratories. In order to maintain CAP accreditation, we are subject to survey for compliance with CAP standards every two years. Failure to maintain CAP accreditation could have a material adverse effect on the sales of our tests and the results of our operations.

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

Our operations are subject to other extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations may include, among others:

•
the federal Anti-Kickback Statute, or AKS, which prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind (e.g. provision of free or discounted goods, services or items), in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for or recommend purchasing, leasing or ordering, any good, facility, item or service that is reimbursable, in whole or in part, under a federal healthcare program. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that are alleged to be intended to induce referrals, purchases or recommendations of covered items or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have held that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. Moreover, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to significant civil monetary penalties, plus up to three times the remuneration involved. Violations of the AKS may also result in criminal penalties, including additional fines and imprisonment of up to ten years, and exclusion from Medicare, Medicaid or other governmental healthcare programs;
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

As part of the detailed regulatory regime discussed above, we routinely receive requests for medical records and billing information from certain Unified Program Integrity Contractors, or UPICs, or other auditing agencies regarding clinical diagnostic services provided by Tempus to patients enrolled in the Medicare and Medicaid programs. Federal and state governments continue to pursue enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. These policies may impact our business. For example, on May 19, 2022, we received a subpoena from the Office of the Ohio Attorney General. The subpoena required production of certain billing and patient records associated with nine Ohio Medicaid patients who received our clinical diagnostic tests between 2019 and 2022. We provided responsive documents in June 2022 and have not received any additional inquiry since that time. Similarly, on March 4, 2024, we received a Civil Investigative Demand, or CID, from the U.S. Attorney’s Office for the Eastern District of New York. The CID requested documents and other information related to our compliance with the False Claims Act, the Anti-Kickback statute, and in particular 42 C.F.R. § 414.510(b), which is commonly referred to as the Medicare 14-Day Rule. We provided an initial production on April 4, 2024, and have continued to produce responsive documents on a rolling basis since that time. While we believe our programs and payments comply with the Anti-Kickback statute and other applicable regulations, no assurance can be given as to the timing or outcome of the government’s investigation, or that it will not result in a material adverse effect on our business.

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

We seek to ensure that all data and biological samples that we receive have been collected from patients, subjects or participants who have provided the necessary informed consent for purposes that extend to all associated activities. In many instances, our ability to obtain these consents requires the physician or hospital system ordering the diagnostic system to obtain the consent of the patient and to attest that they have done so on our requisition forms. We also have certain relationships where data and samples, and certain data licensed to us by third parties, are provided to us in a de-identified manner, or as a business associate in order to enable us to perform de-identification services. The collection and analysis of data and samples in many different jurisdictions results in complex legal questions regarding the adequacy of informed consent and the status of genetic material. Therefore, with respect to data and samples received from our customers, we rely on physicians and hospital systems to comply, and with regard to data received from our suppliers, we rely on these third parties to comply, with the informed consent requirements and with applicable local law regarding informed consent. The subject’s informed consent obtained in any particular jurisdiction could be challenged in the future, and that consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our customers or suppliers, could deny us access to or force us to stop using some of our data and clinical samples, which would hinder our product development efforts, potentially involve us in costly and prolonged litigation, result in reputational harm and adversely affect our business, financial condition and results of operations.

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

In addition, the coding procedure used by third-party payers to identify various procedures, including our tests, during the billing process is complex, does not adapt well to our tests and may not enable coverage and adequate reimbursement rates. Third-party payers usually require us to identify the test for which we are seeking reimbursement using a CPT code. CPT coding plays a significant role in how our diagnostic tests are reimbursed both from commercial and governmental payers. For example, historically, no CPT code comprehensively describes our NGS oncology tests. In the past, we submitted claims using individual codes or combinations of codes based on the cancer subtype profiled. Over time, in response to guidance from payers and our local MAC, we transitioned from using individual gene codes, or combinations of individual gene codes, to using “panel” CPT codes. With the introduction of new codes that are potentially applicable to comprehensive genomic profiling tests like the ones we offer, we are continuously updating and evaluating our approach to ensure consistency with all applicable policies, rules, and regulations. Despite our diligence in developing a comprehensive billing strategy that accurately describes the tests we provide, payers, such as the Local MACs, have in the past and may in the future disagree with our CPT code selection and instruct us to submit our claims using a different designated CPT code. Any disputes over appropriate coding, or requirements that we submit claims under codes with lower reimbursement rates, may materially adversely affect our business financial condition and results of operations.

Use of certain coding to bill for certain products can result in the claim being examined to determine what test was provided, whether the test was appropriate and medically necessary, and whether payment should be rendered. This process has in the past and may in the future result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. For example, we continue to appeal the denials of certain of our NGS oncology tests by the Local MAC. Because billing third-party payers for our tests is an unpredictable, challenging, time-consuming and costly process, we may face long collection cycles and the risk that we may never collect at all, either of which could adversely affect our business, financial condition and results of operations, and we may have to increase collection efforts and incur additional costs.

Because next generation genomic sequencing is a rapidly evolving area of medicine, and because clinical treatment guidelines continue to develop, any changes to, or interpretations of, applicable billing and coding guidance, rules, policies, and procedures may impact our business. Tempus offers multiple diagnostic tests, which enable ordering healthcare providers to sequence both a patient’s tissue and blood. Healthcare providers may order multiple tests, either concurrently or longitudinally, even when those distinct tests cover similar genes. Similarly, when a treating healthcare provider orders our tissue-based test, we can provide, and historically have provided when available, distinct test results for DNA and RNA. Effective January 1, 2023, we began billing these tests under separate codes based on American Medical Association guidance and the National Correct Coding Initiative Manual Provider instructions. As of December 31, 2025, approximately 50% of the liquid biopsy tests we provide are ordered in proximity to a solid tissue-based test, and over 90% of our solid tissue-based tests include both RNA and DNA results. In each case, while the ordering physician attests to each distinct test’s medical necessity, there is no guarantee that our retrospective or prospective billing practices will not be challenged or reversed, such as by a demand for repayment, recoupment, or prospective billing policies. Any such attempts could adversely affect our results and operations.

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

Since its enactment, there have been efforts to repeal, replace, and amend all or part of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits, that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is also considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any additional healthcare reform measures will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the Department of Health and Human Services, the FDA, CMS and related agencies. Such actions and policies may, among other things, significantly reduce U.S. medical device prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.

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

The intellectual property landscape in the next generation sequencing, AI, and other fields in which we operate continues to evolve in ways that may impact our business. For example, we are aware of patent litigation involving certain disciplines in which we operate, such as liquid biopsy sequencing methods and minimal residual disease testing methods. Many of our competitors are or have been party to these suits, including Guardant Health, Inc., or Guardant, Haystack Oncology, Inc., Invitae Corp., Illumina, Inc., Natera, Inc., NeoGenomics Laboratories, Inc., Personalis, Inc., TwinStrand Biosciences, Inc., and others, and, as a result, we have monitored and continue to monitor their developments and their potential impact on us. In addition, on June 11, 2024, Guardant filed a complaint for patent infringement against us alleging that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys’ fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. Given the uncertainty of outcomes of patent litigation disputes, we have not determined whether our products and services could be subject to potential additional claims of patent infringement based on the patents at issue in these or other cases, whether we may need to modify or change any existing or planned sequencing procedures, or whether any of the patents at issue are valid or enforceable against us. However, it is possible that we will be subject to additional claims of patent infringement and that we may need to either modify our existing or future sequencing methods or license intellectual property from third parties, both of which could be time consuming and expensive.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our scientific and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

In addition, to the extent we use open source technologies or licensed third-party technologies in our Applications product line, those products may be subject to similar concerns or even unanticipated or unknown risks given the nascency of the industry and the types of products we intend to develop and deploy. For example, developers of open source technologies and third-party licensors may not adhere to the same or similar standards that we adhere to in the development, validation, training and maintenance of AI models. To the extent such third parties’ standards fall below a certain level and go undetected during our diligence and evaluation of such technologies, our business could suffer unintended consequences, including a detrimental impact on the patients we serve or the introduction of malware or other information security vulnerabilities into our network architecture.

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

Further, on July 12, 2024, the AI Act was published in the Official Journal of the European Union and will follow a phased implementation process with the bulk of its requirements currently scheduled to become applicable from August 2, 2026, including the core of various requirements relevant to the “high-risk” AI systems referred to below (although, based upon certain targeted amendments suggested by the European Commission as part of its Digital Omnibus Regulation Proposal, the implementation date of such requirements may be delayed to a later date). The AI Act will establish, among other things, a risk-based governance framework for regulating AI systems in the EU. This framework would categorize AI systems, based largely on the risks associated with such AI systems’ intended purposes or their capabilities, for example, prohibiting certain “unacceptable” AI practices, classifying certain AI systems as “high-risk” systems that must meet stringent compliance requirements (including various transparency, conformity and risk assessment, monitoring, and human oversight requirements), introducing specific compliance obligations for certain “general-purpose AI systems” (more commonly known as foundation models) with all other AI systems being considered either limited risk (requiring primarily adherence to certain transparency requirements) or low risk. There is a risk that our use of AI may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability or adversely affect our business.

On December 11, 2025, President Trump signed an executive order titled “Ensuring a National Policy Framework for Artificial Intelligence.” The order directs federal agencies to challenge and preempt AI state AI laws that are inconsistent with federal policy. The order’s primary goal is to replace a patchwork of varying state regulations with a single, minimally burdensome federal standard. Due to the uncertainty in the regulatory framework, and the potential that other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging, we may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions.

Risks Related to Our Convertible Notes

Our Notes and the issuance of shares of our Class A common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.

In July 2025, we issued $750.0 million in aggregate principal amount of Notes. We are subject to a variety of risks related to the Notes, such as:

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
•
if shares of our Class A common stock are issued to the holders of the Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our Class A common stock may decrease due to the additional selling pressure in the market;
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

Our Class B common stock has 30 votes per share and our Class A common stock has one vote per share. As of December 31, 2025, our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, who, collectively with his controlled entities, holds all our outstanding shares of Class B common stock, beneficially owned shares representing approximately 58.2% of the voting power of our outstanding capital stock. As a result, Mr. Lefkofsky has the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our company or our assets or significant acquisitions, even if his stock ownership represents less than 50% of the outstanding aggregate number of shares of our capital stock. This concentration of voting control limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. In addition, Mr. Lefkofsky serves as an observer on our nominating and corporate governance committee, and accordingly, may have substantial influence over the individuals nominated to serve as directors. As a board member, Mr. Lefkofsky owes a fiduciary duty to our stockholders and is legally obligated to act in good faith and in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Lefkofsky is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally. Mr. Lefkofsky’s control may adversely affect the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. All of the Class A common stock sold in our IPO is freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act, or Rule 144. In addition, the lockup and market standoff agreements entered into in connection with our IPO expired on December 10, 2024. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

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

Anti-takeover provisions in our articles of incorporation and under Nevada law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

In addition to the effects of our dual class structure, provisions in our articles of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our articles of incorporation and amended and restated bylaws include provisions that may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

In addition, our status as a Nevada corporation and the anti-takeover provisions of the NRS may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of two years after the date of the transaction in which the person became an interested stockholder, subject to certain exceptions, even if a change of control would be beneficial to our existing stockholders. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our articles of incorporation provide that the courts in the State of Nevada and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our articles of incorporation provide that the Eighth Judicial District Court of the State of Nevada be the exclusive forum for actions or proceedings brought under Nevada statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers or other employees, or any of our stockholders;
•
any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, or any of our stockholders, arising pursuant to any provision of the Nevada Revised Statutes, our articles of incorporation or bylaws, as each may be amended from time to time;
•
any action or proceeding to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws, including any right, obligation or remedy thereunder;
•
any internal action (as defined in NRS 78.046) and any action or proceeding as to which jurisdiction of the District Courts of the State of Nevada is conferred by Title 7 of the Nevada Revised Statutes; and
•
any action asserting a claim against us or any of our directors, officers or other employees, or any of our stockholders, governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendant

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our articles of incorporation further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

Although NRS 78.046 permits the articles of incorporation or bylaws of a Nevada corporation to require, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the United States, that any, all or certain actions must be brought solely or exclusively in a specified court, it is possible that a court of law could rule that this provision is inapplicable or unenforceable if it is challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our second amended and restated articles of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business, financial condition, and results of operations.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition and results of operations.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock has been highly volatile, ranging from $22.89 to $103.25 per share since our IPO in June 2024. The price of our Class A common stock may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

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

The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

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

In addition, to finance any acquisitions, joint ventures or investments, we have in the past, and may in the future choose to issue shares of our Class A common stock as consideration, which would dilute the ownership of our stockholders. For example, in February 2025, we completed the acquisition of Ambry pursuant to which we issued an aggregate of 4,483,136 shares of our Class A common stock, and in August 2025, we completed the acquisition of Paige AI, Inc., pursuant to which we issued an aggregate of 1,256,977 shares of Class A common stock. If the price of Class A our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration. In addition, we have in the past utilized, and may in the future utilize borrowings under the Credit Facilities to fund the cash consideration for acquisitions and to pay fees and expenses related thereto. For future acquisitions, joint ventures or investments, there can be no assurance that additional funds will be available on terms that are favorable to us, or at all.

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

Our success depends on the skills, experience and performance of key members of our senior management team. In particular, we are highly dependent on the services of Eric Lefkofsky, our Founder, Chief Executive Officer, and Chairman of our board of directors. Mr. Lefkofsky spends substantially all of his professional time with us, and he is highly active in our management; however, he does devote some of his time and attention to other endeavors. Mr. Lefkofsky is also a co-founder and serves as Executive Chairman of the board of Pathos AI, Inc., an AI-enabled drug development company that has entered into an agreement with us, is the managing partner and co-founder of Lightbank LLC, a private venture capital firm specializing in investments in technology companies that has invested in us, and is a trustee of the Lefkofsky Family Foundation, Northwestern Medicine, and the Art Institute of Chicago, among others. Mr. Lefkofsky’s participation in and attention to these other endeavors may impact our business. In October 2022, for example, Lightbank and the Lefkofsky Family Foundation experienced a cybersecurity incident in which third party hackers gained access to Lightbank’s internal computer services and were able to exfiltrate data regarding Lightbank’s historical business practices and Mr. Lefkofsky’s personal financial information. While the incident did not involve or impact Tempus’ systems, this security breach or others like it could indirectly impact Tempus.

In addition, we depend on the services of our Chief Operating Officer, Ryan Fukushima, who was promoted to Chief Executive Officer, Data, effective February 20, 2026, and Tom Schoenherr, who was appointed Chief Executive Officer, Diagnostics, effective February 20, 2026. Mr. Fukushima is a co-Founder of Pathos AI, Inc. and currently devotes some of his professional time to Pathos.

The individual and collective efforts of Mr. Lefkofsky, Mr. Fukushima, Mr. Schoenherr and our other employees will be important as we continue to develop our Platform and additional products, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team, or the inability of such individuals to devote sufficient time to our endeavors, could adversely affect our operations if we experience difficulties in hiring qualified successors. While our executive officers have entered into employment agreements with us, they are at-will employees and we cannot guarantee their retention for any period of time. We do not maintain “key person” insurance on any of our employees, including Mr. Lefkofsky. Additionally, we have a number of key employees whose equity ownership in our company gives them a substantial amount of personal wealth. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us or at all.

Our research and development programs and laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our laboratories in Chicago, Atlanta, Raleigh, Aliso Viejo and Minneapolis.

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

In addition, any failure in our hiring practices, including insufficient background screening, misrepresentation of job roles, or recruiting under false pretenses, could expose us to operational disruptions, legal claims, regulatory investigations, and reputational harm. Litigation, regulatory enforcement actions, or other claims arising from employee misconduct or improper hiring practices could result in significant costs, management distraction, and damage to our brand, financial condition, and results of operations.

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

Certain of our officers, directors and principal stockholders are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice or services to businesses that may directly or indirectly compete with our business or be suppliers or customers of ours. These persons may also pursue acquisitions that may be complementary to our business or enter into lines that we may otherwise be well positioned to enter, and, as a result, those acquisition opportunities may not be available to us. For example our Chief Executive Officer, Founder, and Chairman, Eric Lefkofsky, is a co-founder and serves as Executive Chairman of the board of Pathos AI, Inc., a company engaged in the discovery and development of therapeutics and with whom we have a commercial relationship, as well as Lightbank LLC, a private venture capital firm specializing in investments in technology companies. Our articles of incorporation provide that none of our officers or directors who are also an officer, director, employee, partner, managing director, principal, independent contractor or other affiliate of our principal stockholders will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person, instead of us or does not communicate information regarding a corporate opportunity to us.

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

In the ordinary course of our business, we and the third parties with whom we work process proprietary, confidential, and sensitive data, including personal data (such as large amounts of personal health and financial information), intellectual property, and trade secrets, or collectively, sensitive information.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, false pretense hiring attacks, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. The third parties with whom we work have experienced, and may in the future experience, a security incident or other interruption, which could cause us to experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Applicable data privacy and security obligations have required, or may in the future require, us or third parties with whom we work, or we or such third parties may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. For example, notice of HIPAA breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services or other state, federal or foreign regulators, including State Attorneys General, and for extensive breaches, notice may need to be made to the media. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business. We have contingency plans and insurance coverage for certain potential claims, liabilities, and costs relating to security incidents that may arise from our business or operations; however, the coverage may not be sufficient to cover all claims, liabilities, and costs arising from the incidents, including fines and penalties. In addition, we cannot be certain that insurance for cybersecurity incidents will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. It could be difficult to predict the ultimate resolution of any such incidents or to estimate the amounts or ranges of potential loss, if any, that could result therefrom. If we cannot successfully resolve a security incident or contain any potential loss, it could materially impact our business, financial condition and results of operations.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party AI/machine learning platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/machine learning model. Additionally, where an AI/machine learning model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/machine learning models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/machine learning with bad inputs or logic), or if the logic of the AI/machine learning is flawed (a so-called “hallucination”). We may use AI/machine learning outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI/machine learning-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

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

Our Information Security program has seven broad components: Controls & Compliance; Security Operations / Incident Response; Cloud Security; Identity and Access Management; Application Security; Enterprise Security; and Data Security and Governance. Within each program component, and depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining a vulnerability management policy and disaster recovery/business continuity plans, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, a vendor risk management program, a dedicated cybersecurity staff/officer, active monitoring, detection, prevention, mitigation, and remediation strategies to ensure we are adequately safeguarding and protecting our critical information, routinely conducting audits, vulnerability scans, penetration tests, social engineering simulations, security awareness training, and threat intelligence assessments to ensure that our systems, policies, and procedures are operating as intended. We also engage with a range of external experts to help us evaluate and attest to our risk management systems, including maintaining a certification pursuant to ISO 27001 and conducting periodic third-party audits to maintain our certification.

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

Item 2. Properties.

Our headquarters is located in Chicago, Illinois, where we lease approximately 217,000 square feet of laboratory and office space pursuant to a lease that expires in May 2029. We also lease an aggregate of approximately 22,000 square feet of laboratory and office space in Atlanta, Georgia pursuant to a lease that will expire in December 2029. Our CLIA-certified laboratories are located in these facilities. We also lease genomics labs in Raleigh, North Carolina, and Minneapolis, Minnesota and own our lab in Aliso Viejo, California. We also lease offices in New York, New York, Redwood City, California and Aliso Viejo, California. We also own 92,695 square feet of land in Aliso Viejo, California. While we believe our existing facilities are adequate to meet our current requirements, we expect to expand our facilities as our operations grow over time. We believe we will be able to obtain such additional space on acceptable and commercially reasonable terms.

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

In other instances, although no formal legal proceeding has been instituted, from time to time, we receive requests from governmental agencies, or third parties working on their behalf, for documents and information related to our products and services. For example, on May 19, 2022, we received a subpoena from the Office of the Ohio Attorney General. The subpoena required production of certain billing and patient records associated with nine Ohio Medicaid patients who received our clinical diagnostic tests between 2019 and 2022. We provided responsive documents in June 2022 and have not received additional inquiry from the Ohio Attorney General’s office since that time.

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

While we believe our programs and payments comply with the Anti-Kickback statute and other applicable regulations, no assurance can be given as to the timing or outcome of the government’s investigation, or that it will not result in a material adverse effect on our business. In addition, we have received requests for medical records and billing information from certain Unified Program Integrity Coordinators or other third parties working on the government’s behalf regarding clinical diagnostic services provided by us to patients enrolled in the Medicare and Medicaid programs. We have responded to all such requests for information.

On June 11, 2024, Guardant Health Inc., or Guardant, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. On March 14, 2025, Tempus filed multiple counterclaims against Guardant under the Lanham Act and related states statutes alleging, among other things, that Guardant’s advertisements were false and misleading. Tempus filed a separate patent infringement complaint against

Guardant in the U.S. District Court for the Southern District of California alleging that certain Guardant products infringe U.S. Patent Nos. 12,112,839, 11,640,859, 10,957,041, and 10,991,097. On August 12, 2025, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Tempus’s xM tests infringe three Guardant U.S. patents. The xM complaint, which has been consolidated with Guardant’s pending patent infringement case in the District of Delaware, seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. All cases are pending.

On June 12, 2025, the Company, Mr. Lefkofsky, our Chief Executive Officer, and Mr. Rogers, our Chief Financial Officer, were named as defendants in a federal securities class-action lawsuit titled Shouse v. Tempus AI, Inc. et al., which was filed in the United States District Court for the Northern District of Illinois. On November 17, 2025, the lead plaintiff in the action voluntarily dismissed the action after determining “that he could not file an amended complaint that met the PSLRA’s heightened pleading requirements.” Two derivative lawsuits based on the same set of operative facts were also voluntarily dismissed.

On February 12, 2026, a lawsuit was filed against us in the United States District Court for the Northern District of Illinois. A companion case was filed the next day in the same court. Both lawsuits allege violations of the Illinois Genetic Information Privacy Act and seek class action status. We believe the lawsuits to be without merit and intend to vigorously defend ourselves.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “TEM.” As of February 20, 2026, there were 33 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

Use of Proceeds from Initial Public Offering of Common Stock

None.

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

The following graph below shows the cumulative total return to our stockholders between June 14, 2024 (the date that our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025 relative to the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumed that $100 was invested in each of our Class A common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on June 14, 2024 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Cumulative Total Return Comparison
Assumes Initial Investment of $100
From June 14, 2024 to December 31, 2025
300
250
200
150
100
50
0
June-24
July-24
August-24
September-24
October-24
November-24
December-24
January-25
February-25
March-25
April-25
May-25
June-25
July-25
August-25
September-25
October-25
November-25
December-25
Tempus AI Inc
NASDAQ Biotechnology Index
NASDAQ Composite Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission on February 24, 2025, which is incorporated herein by reference.

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

We currently offer two product lines: Diagnostics and Data and applications. Each product line is designed to enable and enhance the other, thereby creating network effects in each of the markets in which we operate. We are able to commercialize records multiple times, both at the time a test is run and thereafter. Our Diagnostics product line leverages our laboratories to provide next generation sequencing, or NGS diagnostics, polymerase chain reaction, or PCR, profiling, molecular genotyping and other anatomic and molecular pathology testing to healthcare providers, pharmaceutical companies, biotechnology companies, researchers, and other third parties. The data generated in our lab or ingested into our platform as part of the Diagnostics product line is structured and de-identified, prior to commercialization. This de-identified database is then commercialized to our pharmaceutical and biotechnology partners to facilitate drug discovery and development through our products, including, among other things, Insights, Trials, Next and Algos. Our Applications product line is focused on developing and providing diagnostics that are algorithmic in nature, implementing new software as a medical device, and building and deploying clinical decision support tools.

We primarily operate in the United States and generated total revenue of $1,271.8 million, $693.4 million and $531.8 million in the years ended December 31, 2025, 2024 and 2023, respectively. We also incurred net losses of $245.0 million, $705.8 million and $214.1 million in the years ended December 31, 2025, 2024 and 2023, respectively. We generated adjusted EBITDA of $(7.4) million, $(104.7) million and $(154.2) million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

Acquisition of Ambry Genetics Corporation

On February 3, 2025, or the Closing Date, we completed our acquisition, or the Ambry Acquisition, of Ambry Genetics Corporation, a Delaware corporation, or Ambry, pursuant to a Securities Purchase Agreement, or the Purchase Agreement, entered into on November 4, 2024 with REALM IDx, Inc., a Delaware corporation, or the Seller, and the Seller’s ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor. We acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, or the Cash Consideration, plus the issuance of an aggregate of 4,843,136 shares of our Class A common stock, or the Stock Consideration. The Stock Consideration was valued at $61.54 per share, which was the closing price of our Class A common stock on the Closing Date. Pursuant to the terms of the Purchase Agreement, 2,152,505 shares issued as Stock Consideration are subject to a lock-up for a period of one year following the Closing Date. In addition, $5.0 million of the Cash Consideration are held in an escrow account for purposes of satisfying any post-closing purchase price adjustments. The net working capital adjustment was finalized in September 2025, resulting in a decrease to the acquisition price of $3.0 million which was recorded to goodwill.

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

Convertible Senior Notes

On July 3, 2025, we completed a private offering, or the Offering, of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $100.0 million principal amount of the Notes. The Notes are our general unsecured obligations and will mature on July 15, 2030, unless earlier converted, redeemed or repurchased. Interest on the Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. Refer to Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the issuance and terms of the Notes and the Capped Call transaction (each as defined below).

Our net proceeds from the Offering were $725.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $293.5 million of the Term Loan Facilities (as defined below), which includes repayment of the principal, accrued interest, and prepayment premium and to pay approximately $41.8 million cost of the Capped Call. We expect to use the remaining net proceeds from the Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

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

For the year ended December 31, 2025, we sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM prospectus, we incurred $0.9 million of deferred offering costs, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of December 31, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Acquisition of Paige.AI, Inc.

On August 22, 2025, or the Paige Closing Date, we completed our acquisition, or the Paige Acquisition, of Paige.AI, Inc., or Paige, a Delaware corporation, pursuant to an Agreement and Plan of Merger entered into on August 22, 2025 with Giant Panda Merger Sub, Inc., a Delaware corporation, Paige, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the securityholder representative. Paige is an AI company specializing in digital pathology. The Paige Acquisition is expected to allow us to grow our dataset and establish a strong footprint in digital pathology with an industry leading technology portfolio.

We acquired all of the issued and outstanding shares of Paige. The aggregate acquisition date fair value of consideration for the Paige Acquisition totaled $101.5 million. Consideration consisted of $3.0 million of cash and the issuance of an aggregate of 1,256,977 shares of our Class A common stock, or the Paige Stock Consideration, which was valued at $80.52 per share, the closing price of our Class A common stock on the Paige Closing Date. A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige will pay approximately $3.2 million to fulfill employee tax obligations related to the issuance, of which $3.0 million has been paid as of December 31, 2025. The equivalent was withheld from those employees in our Class A common stock and included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back and is payable within five business days of August 22, 2026. The net working capital adjustment resulted in a decrease to the acquisition price of $1.2 million which was recorded to goodwill.

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

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay us data license fees of $200 million over a three-year period, including an upfront payment of $50 million that has been paid as of April 2025 (iv) we will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we will pay Pathos $35 million, of which $25 million has been paid to date. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $172.9 million, $149.3 million and $90.3 million during the years ended December 31, 2025, 2024 and 2023 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Diagnostics, this entails our field salesforce developing relationships with individual physicians, genetic counselors and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data and applications, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners and demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 8,500 physicians and we have worked with over 250 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2024 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $146.1 million, $167.5 million and $95.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results.

Payer Coverage and Reimbursement

Our financial performance relies heavily on our ability to secure reimbursement from payers and government health benefits programs. A substantial majority of the genomic testing we perform is clinical in nature. We typically receive reimbursement for these tests from commercial payers and from government health benefits programs, such as Medicare and Medicaid. The amount of payment we receive varies widely and depends on a variety of factors, including the payer, the assay run, and other characteristics about the patient. As of December 31, 2025, we had received payment on approximately 55% of our clinical oncology NGS tests and 50% of our hereditary tests across all payers performed from January 1, 2023 through December 31, 2024. We calculated this metric on a trailing basis based on payer adjudication timing. However, we continued to perform our NGS tests through December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, our average reimbursement for NGS tests in oncology (i.e., excluding hereditary testing) was approximately $1,600, $1,510 and $1,450, respectively. For the year ended December 31, 2025 and 2024, our average reimbursement for NGS tests in hereditary testing was approximately $770 and $760, on a pro forma basis, for which pro forma amounts have been calculated after applying our accounting policies. We will continue to invest significantly in various efforts aimed at improving our average reimbursement, including performing clinical studies to generate evidence of clinical utility, seeking regulatory approval for our tests, and opening additional lab locations. Any changes to medical policies impacting how our tests are reimbursed could have a significant impact on our results.

Macroeconomic Conditions

A significant portion of our current Data and applications products sales are to customers in the life sciences industry, in particular the pharmaceutical and biotechnology industry. Demand for our Data and applications products could be affected by factors that adversely affect the life sciences industry, including macroeconomic and market conditions that may adversely impact earlier stage biotechnology companies such as substantial new tariffs and other restrictive trade policies.

Components of Results of Operations

Revenue

We currently primarily derive our revenue from our two product lines: (1) Diagnostics and (2) Data and applications.

Diagnostics

Diagnostics primarily includes revenue from Oncology testing (legacy Tempus) and Hereditary testing (legacy Ambry Genetics). Oncology testing includes revenue from diagnostics, PCR profiling, and other anatomic and molecular pathology testing to oncologists, pharmaceutical companies, biotechnology companies, researchers, and other third parties. Hereditary testing includes revenue from inherited cancer risk, whole exome and genome profiling for rare conditions, and all other inherited screening testing primarily to genetic counselors.

Data and applications

Data and applications primarily includes revenue from de-identified data generated through our Diagnostics product line to our pharmaceutical and biotechnology partners for use in their drug development efforts. These transactions consist of data licensing agreements, AI-enabled clinical trial matching, and analytical services. Our Data revenue is typically back-weighted towards the second half of the year based on the budgeting cycles of our customers.

Cost and Operating Expenses

We incur costs to generate revenue for each of our two product lines. Cost of revenues for our Diagnostics product line is a higher percentage of the Diagnostics revenue than cost of revenues for Data and applications is as a percentage of Data and applications revenue. As revenue shifts between these product lines, total cost of revenue as a percentage of revenue will be impacted.

Cost of Revenues, Diagnostics

Cost of revenues for Diagnostics primarily includes personnel lab expenses, including salaries, bonuses, employee benefits and stock-based compensation expenses (which we refer to as “personnel costs”), and amortization of intangible assets, cost of laboratory supplies and consumables, laboratory rent expense, depreciation of laboratory equipment and shipping costs. Costs associated with performing our tests are recorded as the tests are processed at the time of report delivery. We expect these costs will increase in absolute dollars as our Diagnostics revenue continues to grow.

Cost of Revenues, Data and applications

Cost of revenues for Data and applications primarily includes data acquisition and royalty fees, and personnel costs related to delivery of our data services and platform, cloud costs, and certain allocated overhead expenses. Costs associated with performing data product services are recorded as incurred. We expect these costs will increase in absolute dollars as our Data and applications revenue continues to grow.

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

We expect that our selling, general and administrative expenses will continue to increase in absolute dollars primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in absolute dollars, are expected to decrease modestly as a percentage of revenue in the long term, though they may fluctuate as a percentage from period to period due to the timing and extent of these expenses. As the performance-based vesting condition of our RSUs was satisfied in connection with our IPO, we will continue to record stock-based compensation expenses associated with the vesting of RSUs in the quarter in which such vestings occur.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest from our Second Amended Note, Credit Facilities, and Notes (each as defined below). Interest expense related to our Second Amended Note will continue, but should decrease over time as the principal amount decreases.

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

Losses from Equity Method Investments

Losses from equity method investments consist of earnings from our joint venture, SB Tempus. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding SB Tempus.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Year Ended December 31,
	2025	2024
Net revenue
Diagnostics	$955,381	$451,749
Data and applications	316,408	241,649
Total net revenue	$1,271,789	$693,398
Cost and operating expenses
Cost of revenues, diagnostics	386,102	243,467
Cost of revenues, data and applications	87,790	68,818
Technology research and development	146,107	167,519
Research and development	172,924	149,325
Selling, general and administrative	731,738	755,351
Total cost and operating expenses	1,524,661	1,384,480
Loss from operations	$(252,872)	$(691,082)
Interest income	12,628	11,084
Interest expense	(70,267)	(53,653)
Loss on debt extinguishment	(12,034)	—
Other income, net	31,447	32,336
Loss before benefit from (provision for) income taxes	(291,098)	(701,315)
Benefit from (provision for) income taxes	51,684	(266)
Losses from equity method investments	(5,614)	(4,228)
Net Loss	$(245,028)	$(705,809)

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Diagnostics	$955,381	$451,749	$503,632	111%
Data and applications	316,408	241,649	74,759	31%
Total Net Revenue	$1,271,789	$693,398	$578,391	83%

The increase in revenue for the year ended December 31, 2025, compared to the same period in 2024, was due to increased volume and reimbursement of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line.

Diagnostics

The increase in Diagnostics revenue for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry. Volume of tests increased from approximately 270,800 tests for the year ended December 31, 2024 to approximately 801,000 tests for the year ended December 31, 2025, of which 460,500 tests related to Hereditary testing.

Oncology tests increased from approximately 270,800 tests for the year ended December 31, 2024 to approximately 340,500 tests for the year ended December 31, 2025. Additionally, there was an increase in average revenue per Oncology test, which increased from approximately $1,510 for the year ended December 31, 2024 to approximately $1,600 for the year ended December 31, 2025. The increase in average revenue per Oncology test was driven primarily by increased Medicare reimbursement rates. The increase in the number of Oncology tests and average revenue per Oncology test resulted in a $135.9 million increase in Diagnostics revenue.

Hereditary tests increased to approximately 460,500 tests for the year ended December 31, 2025 due to the acquisition of Ambry in February 2025 and resulted in an increase of $362.7 million in Diagnostics revenue.

Remaining increase of $5.0 million is due to growth in our other product lines within Diagnostics.

Data and applications

The increase in Data and applications revenue for the year ended December 31, 2025, compared to the same period in 2024, was driven primarily by $70.9 million from increased demand for our Insights products. Across all Data and applications products, the increase in revenue in the year ended December 31, 2025 is primarily attributable to continued growth from within our existing customer base, as well as adoption of our services by new customers that did not purchase services in the year ended December 31, 2024.

Cost and Operating Expenses

Cost of Revenues

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues, diagnostics	$386,102	$243,467	$142,635	59%
Cost of revenues, data and applications	87,790	68,818	18,972	28%
Total	$473,892	$312,285	$161,607	52%

The increase in Cost of revenues for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to increases of $115.0 million in material and service costs, of which $69.2 million in material and services is due to the Ambry Acquisition, $41.4 million in personnel-related costs, of which $30.7 million is due to the Ambry Acquisition, $14.0 million in cloud costs, offset by a decrease of $12.8 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to increases of $115.0 million in material and service costs, of which $69.2 million in material and services is due to the Ambry Acquisition, $39.2 million in personnel-related costs, of which $30.7 million is due to the Ambry Acquisition, offset by a decrease of $7.4 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase of $14.0 million in cloud costs, $4.1 million in royalty fees, $2.9 million of modeling lab related costs, $2.2 million in personnel-related costs, offset by a decrease of $5.4 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Technology Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Technology research and development	$146,107	$167,519	$(21,412)	-13%

The decrease in Technology research and development expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a decrease of $39.4 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by an increase of $19.5 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $13.0 million is due to the Ambry Acquisition.

Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$172,924	$149,325	$23,599	16%

The increase in Research and development expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase of $39.4 million in personnel-related costs for employees in our research and development group, of which $30.7 million is due to the Ambry Acquisition, $8.8 million in validation and regulatory costs, $5.3 million in laboratory supplies, of which $2.2 million is due to the Ambry Acquisition, and $1.4 million due to outside services costs related to clinical studies, offset by a decrease of $35.0 million of stock-based compensation expense related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period.

Selling, General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Selling, general and administrative	$731,738	$755,351	$(23,613)	-3%

The decrease in Selling, general and administrative expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a decrease of $322.2 million of stock-based compensation expenses related to RSUs for which the performance-based vesting condition was satisfied in connection with our IPO in the prior period, offset by increases of $114.0 million in personnel-related costs, of which $79.6 million is due to the Ambry Acquisition, $61.5 million in amortization of intangibles acquired from the Ambry Acquisition, $25.3 million in software and tools costs, of which $10.4 million is due to the Ambry Acquisition, $15.6 million in legal costs, of which $2.4 million is due to the Ambry Acquisition, $16.6 million in cloud storage costs, of which $3.6 million is due to the Ambry Acquisition, $7.6 million in rent expense, of which $4.3 million is due to the Ambry Acquisition, $5.2 million of public company costs (consisting of accounting, legal, insurance, marketing and administrative fees) and $3.5 million in acquisition costs. Additionally, approximately $33.2 million increase is due to the inclusion of other Ambry costs in the year ended December 31, 2025.

Interest Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest income	$12,628	$11,084	$1,544	14%

The increase in Interest income for the year ended December 31, 2025, compared to the same period in 2024, increased primarily due to higher cash on hand as of December 31, 2025 compared to December 31, 2024.

Interest Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(70,267)	$(53,653)	$(16,614)	31%

The increase in Interest expense for the year ended December 31, 2025, compared to the same period in 2024, was primarily driven by compounding interest on our Second Amended Note and additional interest expense from the Additional Term Loan Facility, Revolving Credit Facility and Notes.

Loss on Debt Extinguishment

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	$(12,034)	$—	$(12,034)	100%

The change in Loss on debt extinguishment for the year ended December 31, 2025, compared to the same period in 2024, was driven by the repayment of the Term Loan Facility, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $12.0 million.

Other Income, net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$31,447	$32,336	$(889)	-3%

The change in Other income, net for the year ended December 31, 2025, compared to the same period in 2024, was primarily driven by a $42.4 million increase in income due to the change in fair value of our warrant liability, which was terminated.in December 2024, $8.0 million increase in income from the IP License Agreement with SB Tempus, $4.4 million increase in income due to realized and unrealized gains on marketable equity securities, and a $2.3 million increase in income due to the G-4 Special Payment made in the prior period, offset by a $39.1 million decrease in income related to termination of the warrant with AstraZeneca in the prior period and a $18.3 million decrease in income due to the change in fair value of our warrant asset.

Benefit from (provision for) for income taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$51,684	$(266)	$51,950	NM(1)

(1) Not meaningful

The increase in benefit from (provision for) for income taxes for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a $52.7 million discrete tax benefit recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain of our net deferred tax assets.

Losses from Equity Method Investments

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Losses from equity method investments	$(5,614)	$(4,228)	$(1,386)	33%

The increase in losses from equity method investments for the year ended December 31, 2025, compared to the same period in 2024, was due to the losses from the joint venture we entered into in July 2024 (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Non-GAAP Financial Measure

To supplement our consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) (benefit from) provision for income taxes, (v) losses from equity method investments, (vi) changes in fair value of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, (x) the G-4 Special Payment (as defined in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), (xi) amortization of deferred other income from our IP License Agreement with SB Tempus, (xii) franchise taxes related to our IPO, (xiii) other tax expense and (xiv) loss on debt extinguishment. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(245,028)	$(705,809)
Interest income	(12,628)	(11,084)
Interest expense	70,267	53,653
Depreciation	32,054	26,356
Amortization	70,270	10,889
(Benefit from) provision for income taxes	(51,684)	266
EBITDA	$(136,749)	$(625,729)
Losses from equity method investments	5,614	4,228
Fair value changes(1)	(17,807)	(27,868)
Stock-based compensation expense	124,747	534,138
Employer payroll tax related to stock-based compensation	11,539	13,543
Acquisition related expenses(2)	5,937	2,708
G-4 Special Payment	—	2,250
Amortization of technology license	(15,955)	(7,977)
Franchise taxes related to IPO	1,647	—
Other tax expense	1,608	—
Loss on debt extinguishment	12,034	—
Adjusted EBITDA	$(7,385)	$(104,707)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our warrant liability, warrant asset, marketable equity securities, contingent consideration liabilities, and indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs, as well as a gain on bargain purchase, incurred for acquisitions during the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of December 31, 2025, we had an accumulated deficit of $2.4 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $609.5 million.

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

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. We are in compliance with all covenants in the Credit Agreement as of December 31, 2025.

Through December 31, 2025, we repaid in full the principal amount of the Term Loan Facility for $276.9 million, leaving only the Additional Term Loan Facility and Revolving Credit Facility as outstanding.

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

For the year ended December 31, 2025, we sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, we incurred $0.9 million of deferred offering costs, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of December 31, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(218,090)	$(189,045)
Net cash used in investing activities	$(398,355)	$(130,392)
Net cash provided by financing activities	$884,123	$494,329

Operating Activities

Cash used in operating activities during the year ended December 31, 2025 was $218.1 million, which resulted from a net loss of $245.0 million and a net change in our operating assets and liabilities of $178.5 million, offset by non-cash charges of $205.5 million. Non-cash charges primarily consisted of $124.7 million of stock-based compensation, $102.3 million of depreciation and amortization, $12.0 million loss on debt extinguishment, $11.6 million of non-cash operating lease costs and $10.5 million of PIK interest added to principal, offset by deferred income taxes of $52.7 million, and $16.5 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $90.4 million increase in accounts receivable due to increased sales and the timing of customer payments, a $25.0 million increase in related party asset, due to future services to be provided by Pathos under the Pathos Master Agreement, a $17.3 million increase in investments and other assets, a $16.0 million decrease in deferred other income related to the IP License Agreement with SB Tempus, and a $7.2 million decrease in accounts payable, due to timing of payments.

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

Investing Activities

Cash used in investing activities during the year ended December 31, 2025 was $398.4 million, which was the result of $376.7 million cash paid related to the Ambry, Paige, Deep 6 and OneOme acquisitions, purchases of property and equipment of $21.0 million, and $6.2 million of capitalized software costs from the Ambry Acquisition, offset by proceeds from the sale of marketable equity securities of $8.3 million.

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

Financing Activities

Cash provided by financing activities during the year ended December 31, 2025 was $884.1 million, which was the result of net proceeds from the Notes of $726.5 million, net proceeds from the Additional Term Loan Facility of $196.0 million, net proceeds from the ATM of $195.5 million, and net proceeds from the Revolving Credit Facility of $98.0 million, offset by $276.9 million of principal payments on the Term Loan Facility, $41.8 million of purchases of the Capped Call, and $7.8 million of prepayment premium on the Term Loan Facility.

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

Revenue Recognition

We derive Diagnostics revenue from selling lab services to physicians, academic research institutions, and other parties. We also derive Data and applications revenue from the commercialization of data generated in the lab through the licensing of de-identified datasets to third parties and from matching patients to clinical trials enrolled in its clinical trial network and related services. The majority of our revenue is generated in North America.

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

Diagnostics

For direct bill orders billed to research institutions, pharmaceutical companies, or other third parties, we determine the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice.

For clinical orders billed to Medicare, Medicaid, and commercial insurance, we determine the transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. We estimate variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. We use significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data. Estimates are inclusive of the consideration to which we will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. We monitor the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payor, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ, and the potential impact on the financial statements could be significant.

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

Common Stock Valuations

Prior to our IPO, our common stock was not publicly traded. As such, we were required to estimate the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock as awards were approved, including utilizing third-party valuations to assist with the determination of the estimated fair-market value and common stock price. Given the absence of a public trading market for our common stock, the valuations of common stock were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock.

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

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock. We performed this allocation using either the option pricing method, or OPM, which treats the securities comprising our capital structure as call options with exercise prices based on the liquidation preferences of our various series of preferred stock and the exercise prices of our options and warrants or a probability-weighted expected return method, or PWERM, which involves the estimation of multiple future potential outcomes, and estimates of the probability of each potential outcome. The per share value of our common stock is ultimately based upon probability-weighted per share values resulting from the various future scenarios, which include an initial public offering, merger or sale or continued operation as a private company.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $609.5 million held primarily in cash deposits and money market funds. As of December 31, 2025, we had $306.0 million outstanding under our Term Loan Facilities and Revolving Credit Facility, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates under our Term Loan Facilities and Revolving Credit Facility would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through December 31, 2025, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of December 31, 2025 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tempus AI, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tempus AI, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock, common stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Ambry Genetics Corporation (Ambry) and Paige.AI, Inc. (Paige) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Ambry and Paige from our audit of internal control over financial reporting. Ambry and Paige are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 11% and 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Diagnostics Revenue – Variable Consideration for Clinical Orders

As described in Note 2 to the consolidated financial statements, the Company recognized Diagnostics revenue of $955.4 million for the year ended December 31, 2025, of which $884.5 million relates to clinical orders. The Company generally recognizes revenue for its Diagnostics product offering when it has met its performance obligation relating to an order. Management has determined its sole performance obligation to be the delivery of the testing results to the ordering party. For clinical orders from Medicare, Medicaid, and commercial insurance, management determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. Management estimates variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. Management uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data.

The principal considerations for our determination that performing procedures relating to the Diagnostics revenue variable consideration for clinical orders is a critical audit matter are (i) the significant judgment by management when developing the estimate of variable consideration for clinical orders and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the anticipated reimbursement trends not reflected in the historical data.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Diagnostics revenue recognition process, including controls over management’s estimation of variable consideration for clinical orders. These procedures also included, among others (i) testing the completeness and accuracy of data provided by management and (ii) evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of variable consideration for clinical orders by utilizing revenue and historical reimbursement data and (b) comparing the independent estimate to management’s estimate.

Acquisition of Ambry – Valuation of Customer Relationships and Developed Technology – Biotech

As described in Note 3 to the consolidated financial statements, on February 3, 2025, the Company completed its acquisition of Ambry for total consideration of $692.3 million. Of the acquired intangibles, $234.0 million of customer relationships and $114.0 million of developed technology – biotech were recorded. The fair value of customer relationships was estimated using the multi-period excess earnings method. Significant assumptions used in the valuation of customer relationships included forecasted revenue and expenses, customer attrition, contributory asset charges, and discount rate. The fair value of developed technology – biotech was estimated using the relief from royalty method. Significant assumptions used in the valuation of developed technology – biotech included forecasted revenue, royalty rate, discount rate, and assumed obsolescence rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and developed technology – biotech acquired in the acquisition of Ambry is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and developed technology – biotech acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue and expenses, customer attrition, contributory asset charges, and discount rate for customer relationships and forecasted revenue, royalty rate, discount rate, and assumed obsolescence rates for developed technology – biotech; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology – biotech acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and developed technology – biotech acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue and expenses, customer attrition, contributory asset charges, and discount rate for customer relationships and forecasted revenue, royalty rate, discount rate, and assumed obsolescence rates for developed technology – biotech. Evaluating management’s assumptions related to forecasted revenue and expenses and customer attrition for customer relationships and forecasted revenue and royalty rate for developed technology – biotech involved considering (i) the current and past performance of the Ambry business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the contributory asset charges and discount rate assumptions for the customer relationships and the royalty rate, discount rate, and assumed obsolescence rates assumptions for the developed technology – biotech.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2026

We have served as the Company’s auditor since 2019.

Tempus AI, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$604,787	$340,954
Accounts receivable(1), net of allowances of $2,755 and $1,141 at December 31, 2025 and 2024, respectively	311,170	154,819
Inventory	51,724	38,386
Related party asset	8,785	—
Prepaid expenses and other current assets	40,498	26,135
Marketable equity securities	150,211	107,309
Total current assets	$1,167,175	$667,603
Property and equipment, net	89,156	58,056
Goodwill	470,211	73,343
Intangible assets, net	355,253	11,716
Investments and other assets	21,111	8,305
Investment in joint venture	86,557	91,450
Related party asset, less current portion	16,215	—
Operating lease right-of-use assets	64,496	14,762
Restricted cash	4,664	881
Total Assets	$2,274,838	$926,116

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	81,994	53,804
Accrued expenses	155,370	130,407
Deferred revenue(2)	92,673	75,981
Deferred other income	15,955	15,955
Other current liabilities	8,680	6,964
Operating lease liabilities	13,355	6,459
Accrued data licensing fees	4,361	1,500
Total current liabilities	$372,388	$291,070
Operating lease liabilities, less current portion	74,272	26,199
Convertible promissory note	208,672	168,192
Other long-term liabilities	56,600	15,980
Revolving credit facility	100,000	—
Interest payable	12,393	70,450
Long-term debt, net	202,753	267,244
Convertible senior notes, net	728,078	—
Deferred other income, less current portion	7,977	23,932
Deferred revenue, less current portion	20,379	6,710
Total Liabilities	$1,783,512	$869,777

(1) Includes related party accounts receivable of $6,428 and $4,287 as of December 31, 2025 and 2024, respectively.

(2) Includes related party deferred revenue of $3,938 and $0 as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Commitments and contingencies (Note 7)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2025 and 2024, respectively, no shares issued and outstanding at December 31, 2025 and 2024	$—	$—
Stockholders' equity
Class A Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at December 31, 2025 and 2024, respectively; 173,235,428 and 157,076,972 shares issued and outstanding at December 31, 2025 and 2024, respectively	17	16
Class B Common Stock, $0.0001 par value, 5,500,000 shares authorized at December 31, 2025 and 2024, respectively; 5,043,789 issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Non-voting Common Stock, $0.0001 par value, no shares authorized at December 31, 2025 and 2024, respectively; no shares issued and outstanding at December 31, 2025, and 2024, respectively	—	—
Treasury Stock, 183,229 and 145,466 shares at December 31, 2025 and 2024, respectively, at cost	(6,642)	(3,602)
Additional Paid-In Capital	2,892,910	2,210,664
Accumulated Other Comprehensive Income	902	94
Accumulated deficit	(2,395,862)	(2,150,834)
Total Stockholders' equity	$491,326	$56,339
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$2,274,838	$926,116

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenue
Diagnostics	$955,381	$451,749	$363,022
Data and applications(1)	316,408	241,649	168,800
Total net revenue	$1,271,789	$693,398	$531,822
Cost and operating expenses
Cost of revenues, diagnostics	386,102	243,467	189,165
Cost of revenues, data and applications	87,790	68,818	56,482
Technology research and development	146,107	167,519	95,155
Research and development	172,924	149,325	90,343
Selling, general and administrative	731,738	755,351	296,760
Total cost and operating expenses	1,524,661	1,384,480	727,905
Loss from operations	$(252,872)	$(691,082)	$(196,083)
Interest income	12,628	11,084	7,601
Interest expense	(70,267)	(53,653)	(46,869)
Loss on debt extinguishment	(12,034)	—	—
Other income, net	31,447	32,336	21,822
Loss before benefit from (provision for) income taxes	$(291,098)	$(701,315)	$(213,529)
Benefit from (provision for) income taxes	51,684	(266)	(288)
Losses from equity method investments	(5,614)	(4,228)	(301)
Net Loss	$(245,028)	$(705,809)	$(214,118)
Accretion of convertible preferred stock to redemption value	—	—	(4,338)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(39,347)	(44,497)
Cumulative undeclared dividends on Series C preferred shares	—	(1,174)	(3,011)
Net loss attributable to common shareholders, basic and diluted	(245,028)	(746,330)	(265,964)
Net loss per share attributable to common shareholders, basic and diluted	$(1.41)	$(6.23)	$(4.20)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	174,264	119,849	63,306
Comprehensive Loss, net of tax
Net loss	$(245,028)	$(705,809)	$(214,118)
Foreign currency translation adjustment	808	89	(13)
Comprehensive loss	$(244,220)	$(705,720)	$(214,131)

(1) Includes related party revenue of $65,251, $4,502 and $673 for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(245,028)	$(705,809)	$(214,118)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liability	—	42,400	(8,000)
Gain on warrant termination	—	(39,100)	—
Reversal of warrant contract asset amortization	—	(16,301)	—
Stock-based compensation	124,747	534,138	—
Gain on warrant exercise	—	(173)	—
Gain on marketable equity securities	(16,471)	(12,110)	(9,807)
Loss on disposal of property and equipment	415	—	—
Loss on debt extinguishment	12,034	—	—
Deferred income taxes	(52,665)	—	—
Losses from equity method investments	5,614	4,228	301
Amortization of original issue discount	4,088	1,382	1,117
Amortization of deferred financing fees	484	510	510
Change in fair value of contingent consideration	—	72	(400)
Change in fair value of holdback liability	(1,337)	—	—
Amortization of warrant contract asset	—	4,843	5,221
Depreciation and amortization	102,324	37,245	33,049
Provision for bad debt expense	2,558	680	1,646
Provision for obsolete inventory	1,335	—	—
Amortization of finance right-of-use lease assets	—	—	283
Change in fair value of warrant asset	—	(18,302)	(4,100)
Non-cash operating lease costs	11,554	6,047	6,760
Minimum accretion expense	268	197	90
Impairment of intangible assets	—	—	7,359
PIK interest added to principal	10,537	8,811	3,587
Change in assets and liabilities
Accounts receivable(1)	(90,402)	(61,037)	(7,347)
Inventory	(3,369)	(9,541)	(6,563)
Prepaid expenses and other current assets	(1,699)	(13,683)	(6,474)
Investments and other assets	(17,301)	(751)	(4,209)
Accounts payable	(7,241)	(23,852)	(23,363)
Related party asset	(25,000)	—	—
Deferred revenue(2)	(6,960)	(20,942)	(26,412)
Deferred other income	(15,955)	39,887	—
Accrued data licensing fees	2,966	(5,000)	(9,121)
Accrued expenses & other	(12,844)	50,540	38,577
Interest payable	14,206	15,129	15,836
Operating lease liabilities	(14,948)	(8,553)	(8,761)
Net cash used in operating activities	$(218,090)	$(189,045)	$(214,339)

(1) Includes increase in related party accounts receivable of $2,141 and $4,203 as of December 31, 2025 and 2024, respectively. Includes decrease in related party accounts receivable of $318 as of December 31, 2023.

(2) Includes increase in related party deferred revenue of $3,938, $0 and $0 as of December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Investing activities
Purchases of property and equipment	$(21,049)	$(22,121)	$(34,608)
Proceeds from sale of marketable equity securities	8,316	23,098	—
Purchases of marketable equity securities	(2,740)	(36,183)	—
Business combinations, net of cash acquired (Note 3)	(376,666)	—	(5,705)
Investment in joint venture	—	(95,186)	—
Capitalized software costs	(6,216)	—	—
Net cash used in investing activities	$(398,355)	$(130,392)	$(40,313)

Financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	$—	$381,951	$—
Tax withholding related to net share settlement of restricted stock units	—	(69,918)	—
Issuance of Series G-4 Preferred Stock, net of offering costs	—	—	44,885
Issuance of Series G-5 Preferred Stock	—	199,750	—
Principal payments on finance lease liabilities	—	—	(288)
Purchase of treasury stock	(3,040)	—	(3,602)
Payment of deferred offering costs	(806)	(8,766)	(698)
Dividends paid	—	(5,625)	(5,625)
Proceeds from revolving credit facility, net of original issue discount	98,000	—	—
Proceeds from long-term debt, net of original issue discount	196,000	—	82,875
Proceeds from convertible senior notes, net of initial purchasers' discount	726,497	—	—
Payment of deferred financing fees	(1,519)	—	—
Payment of indemnity holdback related to acquisition	—	(813)	—
G-4 Special Payment	—	(2,250)	—
Principal payments on long-term debt	(276,892)	—	—
Prepayment premium on long-term debt	(7,841)	—	—
Purchases of capped call	(41,775)	—	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of commissions	195,499	—	—
Net cash provided by financing activities	$884,123	$494,329	$117,547
Effect of foreign exchange rates on cash	$(62)	$336	$(19)

Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$267,616	$175,228	$(137,124)
Cash, cash equivalents and restricted cash, beginning of period	341,835	166,607	303,731
Cash, cash equivalents and restricted cash, end of period	$609,451	$341,835	$166,607

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$604,787	$340,954	$165,767
Restricted cash and cash equivalents	4,664	881	840
Total cash, cash equivalents and restricted cash	$609,451	$341,835	$166,607

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$44,031	$28,045	$16,913
Cash paid for income taxes	$654	$206	$161
Marketable equity securities received on accounts receivable	$32,000	$22,000	$22,000

Supplemental disclosure of noncash investing and financing activities
Dividends payable	$—	$5,487	$12,535
Purchases of property and equipment, accrued but not paid	$5,535	$4,292	$6,137
Redemption of convertible promissory note	$32,008	$24,932	$27,970
Non-voting common stock issued in connection with business combinations	$—	$344	$9,209
Accretion of convertible preferred stock to redemption value	$—	$—	$4,338
Deferred offering costs, accrued but not yet paid	$47	$—	$3,504
Deferred financing fees, accrued but not yet paid	$226	$—	$—
Reclassification of deferred offering costs to additional paid-in capital upon at-the-market offering	$821	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	$22,670	$1,997	$1,097
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$1,348,809	$—
Taxes related to net share settlement of restricted stock units not yet paid	$—	$20	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$12,347	$—
Class A Common Stock issued in connection with business combinations	$403,154	$—	$—
Class A Common Stock issued in connection with license agreement	$1,443	$—	$—
Issuance of Series G-3 Preferred Stock	$—	$3,809	$2,738
Issuance of Series G-4 Preferred Stock	$—	$611	$—
Issuance of warrant	$—	$—	$4,223
Issuance of common stock in connection with contingent consideration	$—	$847	$—
Convertible promissory note principal reset due to amendment	$72,488	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred		Voting Common Stock				Non-Voting		Treasury		Additional		Accumulated Other	Total
	Stock		Class A		Class B		Common Stock		Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income	(Deficit) Equity
Balance at December 31, 2022	62,692,927	$1,026,143	58,367,961	$6	—	—	4,932,415	$0	—	$—	$9,251	$(1,138,302)	$18	$(1,129,027)
Issuance of Series G-3 Preferred Stock	47,781	2,738	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock, net of stock issuance costs of $4,338	785,245	40,662	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	4,338	—	—	—	—	—	—	—	—	(4,338)	—	—	(4,338)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Dividends	—	31,662	—	—	—	—	—	—	—	—	—	(44,497)	—	(44,497)
Repurchase of Non-voting Common Stock	—	—	—	—	—	—	—	—	(145,466)	(3,602)	—	—	—	(3,602)
Common stock issued in connection with business combination	—	—	—	—	—	—	273,387	0	—	—	9,209	—	—	9,209
Issuance of warrant	—	—	—	—	—	—	—	—	—	—	4,223	—	—	4,223
Net loss	—	—	—	—	—	—	—	—	—	—	—	(214,118)	—	(214,118)
Balance at December 31, 2023	63,525,953	$1,105,543	58,367,961	$6	—	$—	5,205,802	$0	(145,466)	$(3,602)	18,345	$(1,396,917)	$5	$(1,382,163)
Issuance of Series G-3 Preferred Stock	66,465	3,809	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-4 Preferred Stock	10,666	611	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series G-5 Preferred Stock	3,489,981	199,750	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued in connection with business combinations	—	—	—	—	—	—	9,141	0	—	—	344	—	—	344
Dividends	—	33,669	—	—	—	—	—	—	—	—	—	(39,347)	—	(39,347)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and other offering costs	—	—	11,100,000	1	—	—	—	—	—	—	369,603	—	—	369,604
Issuance of common stock in connection with contingent consideration	—	—	19,620	0	—	—	—	—			847			847
Stock option exercise	—	—	205,847	0	—	—	—	—			(0)			(0)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(67,093,065)	(1,343,382)	71,976,178	7	5,043,789	1	—	—	—	—	1,357,562	(8,761)	—	1,348,809
Conversion of non-voting common stock to Class A common stock	—	—	5,069,477	1	—	—	(5,214,943)	0	—	—	(1)	—	—	0
Issuance of common stock upon settlement of restricted stock units, net	—	—	10,228,430	1	—	—	—	—	—	—	(70,001)	—	—	(70,000)
Issuance of common stock upon settlement of warrant	—	—	109,459	0	—	—	—	—	—	—	(173)	—	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	534,138	—	—	534,138
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	89	89
Net loss	—	—	—	—	—	—	—	—	—	—	—	(705,809)	—	(705,809)
Balance at December 31, 2024	—	$—	157,076,972	$16	5,043,789	$1	—	$—	(145,466)	$(3,602)	$2,210,664	$(2,150,834)	$94	$56,339

The accompanying notes are an integral part of these consolidated financial statements.

Tempus AI, Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK, COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	7,497,808	1	—	—	—	—	(1)	—	—	—
Issuance of common stock in connection with At the Market offering, net of offering costs and commissions	2,381,895	—	—	—	—	—	194,678	—	—	194,678
Issuance of common stock in connection with business combinations	6,298,601	0	—	—	—	—	403,154	—	—	403,154
Issuance of common stock in connection with license agreement	17,915	—	—	—	—	—	1,443	—	—	1,443
Purchase of capped call	—	—	—	—	—	—	(41,775)	—	—	(41,775)
Stock-based compensation expense	—	—	—	—	—	—	124,747	—	—	124,747
Repurchase of Class A voting common stock	(37,763)	—	—	—	(37,763)	(3,040)	—	—	—	(3,040)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	808	808
Net loss	—	—	—	—	—	—	—	(245,028)	—	(245,028)
Balance at December 31, 2025	173,235,428	$17	5,043,789	$1	(183,229)	$(6,642)	$2,892,910	$(2,395,862)	$902	$491,326

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

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative payroll	$276,208	$162,194	$135,466
Cloud and software	135,998	95,401	85,709
Other selling, general and administrative	319,532	497,756	75,585
Selling, general and administrative	$731,738	$755,351	$296,760

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

The Company believes that its existing cash and cash equivalents and marketable equity securities at December 31, 2025 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates are related to revenue, accounts receivable, stock-based compensation, operating lease liabilities, and the useful lives of property, equipment and intangible assets, and the cash flows used in determining the fair value of acquired intangible assets. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Restricted cash primarily represents amounts that the Company is unable to access for operational purposes pursuant to letters of credit with a financial institution in connection with certain of the Company's operating leases. The Company had $4.7 million and $0.9 million of restricted cash as of December 31, 2025 and 2024, respectively.

Accounts Receivable and Allowances

Accounts receivable primarily represents the net cash due from the Company’s customers, including payors, pharmaceutical companies, genetic counselors, and research institutions. Payments of accounts receivable are allocated to the specific invoices identified on the remittance advice. Accounts receivables are reported at their gross outstanding balance reduced by an allowance for doubtful accounts and contractual allowance. The allowance for doubtful accounts is based on the age of an invoice, historical payment trends, as well as forward looking data and current economic trends.

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

There were no customers that represented a significant portion of the Company's revenues for the years ended December 31, 2025, 2024 and 2023, respectively. No single customer represents a material portion of the Company's accounts receivable as of December 31, 2025 and 2024.

Inventories

Inventories, consisting of supplies and consumables used in the lab, are accounted for using the first-in, first-out method of accounting and are valued at the lower of cost or net realizable value. The Company periodically reviews inventory for excess or obsolescence and writes-down obsolete or otherwise un-usable inventory to its estimated net realizable value. Amounts written-down due to obsolete inventory are charged to cost of revenues. As of December 31, 2025, the Company had approximately $49.9 million of inventory and $1.7 million of inventory in process in the labs. As of December 31, 2024, the Company had approximately $36.9 million of inventory and $1.5 million of inventory in process in the labs.

The Company relies on a sole supplier for certain laboratory materials, equipment and services. Purchases from this supplier accounted for approximately 33%, 39% and 33% of total vendor payments for the years ended December 31, 2025, 2024 and 2023, respectively. Amounts due to this vendor approximated $15.9 million and $18.2 million at December 31, 2025 and 2024, respectively.

Prepaid expenses and Other Current Assets

Prepaid assets are recorded when paid and consistent primarily of prepayments for insurance, medical, software subscriptions, and cloud storage service. Prepaid expenses are amortized into expense over the related service period. Other current assets included in this line are primarily related to capitalized implementation costs, the short-term portion of the Company’s contract asset related to Personalis and other receivables.

Marketable Equity Securities

The Company holds marketable equity securities, all of which are publicly traded shares of common stock, which have quoted prices in active markets and are classified as short-term. The Company’s investment in marketable equity securities does not give the Company the ability to control or exercise significant influence over the investee. See Note 15, "Fair Value Measurements and Marketable Equity Securities" for further information. Changes in fair value are recorded in earnings within Other income, net on the consolidated statements of operations and comprehensive loss.

Long-Lived Assets

Property and Equipment and Intangibles

Property and equipment are stated at cost and assets under finance leases are stated at the lesser of the present value of minimum lease payments or their fair market value. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets. Generally, the useful lives are three years for equipment, seven years for furniture and fixtures and 30-40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the lease or the estimated useful life of the asset. Intangibles, other than indefinite-lived intangibles, are amortized using the straight-line method, which approximates the pattern of usage, over their economic life, generally five to seven years. Assets to be disposed of, if any, are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated. See Note 4, “Balance Sheet Components” for additional information about these assets.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment, and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of a long-lived asset exceeds its fair value. Any loss would be recognized in loss from operations in the period in which the determination is made. The Company recognized an impairment charge related to long-lived assets during the year ended December 31, 2023. See Note 5, “Goodwill and Intangibles” for additional information. There were no impairment charges recognized related to long-lived assets during the years ended December 31, 2025 and 2024.

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

If the Company concludes that it is more-likely-than-not that its single reporting unit is impaired or if the Company elects not to perform the optional qualitative assessment, a quantitative assessment is performed. For the quantitative assessment, the fair value of the Company’s reporting unit is compared with the carrying amount of net assets, including goodwill, related to the reporting unit. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of a reporting unit exceeds the fair value of the reporting unit. The Company recorded no impairment loss during the years ended December 31, 2025, 2024 and 2023.

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

Revolving Credit Facility

The Company’s outstanding priority revolving loan commitments (see Note 12) is accounted for in accordance with ASC 470. The original issue discount and deferred financing fees are amortized into Interest expense within the consolidated statements of operations using the straight-line method over the term of the underlying revolving loan commitment, and the outstanding balance is presented within Revolving credit facility in the consolidated balance sheets.

Convertible Senior Notes

The Company's outstanding convertible senior notes (see Note 12) is accounted for in accordance with ASC 470. The Company determined the embedded conversion options, redemption features, and contingent interest and payments are not required to be separately accounted for as derivatives under ASC 815 because they were either determined to be clearly and closely related to the host instrument or the Company has concluded that no value would be associated with the related feature based on the circumstances associated with the Note's issuance. The initial purchasers' discount and deferred financing fees are amortized into Interest expense within the consolidated statements of operations using the straight-line method over the term of the underlying debt, and unamortized amounts are presented net of the principal balance within Convertible senior notes in the consolidated balance sheets.

In connection with the Notes, the Company entered into the Capped Call, or the Capped Call, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the Capped Call. The equity-classified Capped Call is not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

Convertible Note

The Company’s outstanding promissory note (see Note 12) is accounted for in accordance with ASC 470. The Company determined the embedded conversion options, redemption features, and acceleration of repayment upon default are not required to be separately accounted for as derivatives under ASC 815 because they were either determined to be clearly and closely related to the host instrument or the Company has concluded that no value would be associated with the related feature based on the circumstances associated with the note's issuance.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating ROU assets and operating lease liabilities are recognized at commencement based on the present value of fixed payments not yet paid over the remaining lease term discounted using the Company’s incremental borrowing rate. ROU assets also include any lease payments made at or before the lease commencement date, less lease incentives received and deferred rent. As the Company’s leases do not provide an implicit rate, the incremental borrowing rate used is estimated based on what the Company would have to pay on a collateralized basis over a similar term as the lease.

The Company has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. Variable lease payments are presented as rent expense in the period in which they are incurred and consist primarily of our proportionate share of operating expenses, utilities, property taxes, insurance, common area maintenance and other facility-related expenses. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with terms of twelve months or less, and lease expense is recognized on a straight-line basis over the term of the short-term lease. The Company records rent expense in its consolidated statements of operations and comprehensive loss on a straight-line basis over the term of the lease and records variable lease payments as incurred. The Company’s lease terms may include options to extend or terminate the lease, which the Company includes in calculating the operating lease liabilities if it is reasonably certain that the Company will exercise the option. As of December 31, 2025, the Company’s lease liabilities did not include any options to extend or terminate any of its leases.

Revenue Recognition

The Company derives revenue from selling lab services (“Diagnostics”) to physicians, genetic counselors, academic research institutions, and other parties. The Company also derives revenue from the commercialization of data generated in the lab (“Data and applications”) through the licensing of de-identified datasets to third parties and by providing clinical trial support, such as matching patients to clinical trials enrolled in its clinical trial network, and related services. The majority of the Company’s revenue is generated in North America.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on Diagnostics and Data and applications on the consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Diagnostics

The Company generally recognizes revenue for its Diagnostics product offering when it has met its performance obligation relating to an order. The Company has determined its sole performance obligation to be the delivery of the testing results to the ordering party. The Company receives payments from Medicare, Medicaid, and commercial insurance for clinical orders and directly from research institutions, pharmaceutical companies or other third parties for direct bill orders.

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. The Company uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur.The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. During the year ended December 31, 2023, the Company recognized $12.2 million from cash collections in excess of revenue recognized in prior years, primarily as a result of achieving a higher success rate on appeals than estimated. During the years ended December 31, 2025 and 2024, the amount recognized from cash collections in excess of revenue recognized in prior years was not material. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $884.5 million, $409.4 million and $328.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Diagnostics revenue for direct bill orders of $70.9 million, $42.3 million and $34.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Data and applications

Data and applications revenue primarily represents data licensing and clinical trial services that the Company provides to pharmaceutical and biotechnology companies. The Company’s arrangements with these customers often have terms that span multiple years. However, these contracts generally also include customer opt-in or early termination clauses after twelve months without contractual penalty. The customer’s option to renew is generally not viewed as a material right, and as a result, the Company’s contract period for these agreements is generally considered less than one year. The Company determines the transaction price based on established contractual rates with the customer, net of any applicable discounts. The Company recognizes revenue for its Data and applications product offering when it has met its performance obligation under the terms of the agreement with the customer. The Company’s product offerings are as follows:

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

The Company recognized revenue from Insights products of $257.7 million, $186.8 million and $117.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company recognized revenue from Trials products of $38.5 million, $42.4 million and $45.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Next

The Company's Next product is an AI platform that leverages machine learning to apply an "intelligent layer" onto routinely generated data to proactively identify and minimize care gaps for oncology and cardiology patients. The Company evaluates each contract to determine which performance obligations are capable of being distinct and separately identifiable from other promises in the contract and, therefore, represent distinct performance obligations. Fixed-price subscriptions generally represent a single performance obligation and are recognized over-time. Revenue can also be recognized upon delivery of reports or certain milestones as defined by the contract.

The Company recognized revenue from Next of $20.1 million, $12.3 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For Insights, Trials and Next arrangements, pricing is fixed and the Company may be compensated through a combination of an upfront payment and performance-based, non-refundable payments due upon completion of the stated performance obligation(s). Payment is generally due 60 to 90 days after the date of service. The Company has no significant obligations for refunds, warranties, or similar obligations for Data and applications product offerings. The Company has elected the practical expedient, which allows the Company to not disclose remaining performance obligations for contracts with original terms of twelve months or less. Cancelable contracted revenue is not considered a remaining performance obligation.

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $348.1 million as of December 31, 2025, of which the Company expects to recognize approximately 52% as revenue over the next year, and the remaining 37% and 11% of its remaining performance obligations as revenue in years two and three, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of December 31, 2025 and 2024 included contract assets of $8.1 million and $4.1 million, respectively.

During the fourth quarter of 2021, and in conjunction with the signing of a November 2021 Master Services Agreement (“the MSA”) with customer AstraZeneca AB (“AstraZeneca”), the Company recognized a contract asset for consideration payable concurrent with the issuance of the common stock warrant in accordance with ASC 606. The contract asset was initially measured equal to the initial fair value of the warrant liability based on the authoritative guidance under FASB ASC 718 Compensation—Stock Compensation. As revenue is recognized over the period of the contractual commitment of the MSA, the associated contract asset amortization is recorded as reduction of revenue. At each reporting period, the short-term portion of the warrant asset is adjusted based on the financial commitment. The warrant was terminated for no consideration on December 31, 2024. In accordance with ASC 606, the Company recognized $16.3 million in Data and applications revenue to reverse historical warrant contract asset amortization in the year ended December 31, 2024, of which $11.5 million was recorded as contra revenue in prior periods. Additionally, the Company recognized expense of $37.8 million in Other income, net to reverse the warrant contract asset balance as of December 31, 2024.

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024 and July 2025. The Company agreed to pay up to $12.0 million to Personalis over three years as certain milestones are met, all of which has been paid as of December 31, 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of December 31, 2025 and 2024 , there was $4.7 million and $3.0 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and applications product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $74.0 million, $69.5 million and $43.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

Cost of Revenue, Diagnostics

Cost of revenue for Diagnostics consists of personnel lab expenses, including salaries, bonuses, employee benefits, amortization of intangible assets, cost of laboratory supplies and consumables, depreciation of laboratory equipment, shipping costs, third-party laboratory costs, and certain allocated overhead expenses. Costs associated with performing the Company’s tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to that test.

Cost of Revenue, Data and applications

Cost of revenue for Data and applications includes data acquisition and royalty fees, and personnel costs related to our delivery of our data services and platform, and certain allocated overhead expenses. Costs associated with performing data services are recorded as incurred.

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

401(k) Plan

The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Company and are discretionary. During the years ended December 31, 2025, 2024 and 2023, the Company did not match any employee contributions.

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

As of December 31, 2025, the Company had tax effected federal and state net operating loss (“NOL”) carryforward of approximately $332.8 million and $69.6 million, respectively, which may be available to offset future taxable income. The NOLs will begin to expire in 2037.

As of December 31, 2025, the Company had federal and state credit carry forwards of $11.6 million, which may be able to offset future tax expense. The credits will begin to expire in 2039. A full valuation allowance has been recorded against the NOL and credit carry forwards.

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

The Company has concluded that as of December 31, 2025 and 2024, there are no uncertain positions taken or expected to be taken that would require recognition of a liability in the financial statements.

The Company is subject to routine audits by taxing jurisdictions. As of December 31, 2025, the Company was not under audit in any jurisdiction.

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

Stock-Based Compensation

The Company recognizes stock-based compensation for equity awards with only a service condition on the grant-date fair value on a straight-line basis over the remaining requisite service period for the award, which is generally the vesting period. The company recognizes stock-based compensation for equity awards with a market or performance condition using an accelerated attribution model over the requisite service period for each separately vesting portion of the award. For those awards with a market condition, the company utilizes a Monte Carlo simulation model to estimate the fair value of the restricted stock units. The Monte Carlo simulation model requires the input of estimates and assumptions, including, but not limited to, the expected stock price volatility, the life of the award and the risk-free interest rate. The probability of actual shares expected to be earned is considered in the grant date fair value. As a result, the expense is not adjusted to reflect the actual shares earned. For those awards with a performance condition, the Company recognizes stock-based compensation if it is probable that the performance condition will be satisfied and will reflect the number of awards that ultimately vest. At each reporting period, the Company reassesses the probability of achievement of the performance condition and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment. The Company recognizes forfeitures as they occur. See Note 11 for further information on stock-based compensation.

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

Classification of Convertible Preferred Stock

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” ASU 2023-09 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income tax disclosures. The Company adopted the year-end disclosure requirements as of December 31, 2025 on a prospective basis. The adoption of the standard did not have a material impact on the Company's financial statements and resulted only in expanded income tax disclosure requirements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions.This ASU is effective for fiscal periods beginning after the year ended December 15, 2025, and for interim periods within those fiscal periods and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". ASU 2025-05 provides a practical expedient that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for fiscal periods beginning after the year ended December 15, 2025, and for interim periods within those fiscal periods, with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and related disclosures.

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

The Company acquired all of the issued and outstanding shares of Paige. The acquisition resulted in goodwill of $141.1 million. No goodwill is expected to be deductible for tax purposes. The aggregate acquisition date fair value of consideration for the Paige Acquisition totaled $101.5 million. Consideration consisted of $3.0 million of cash and the issuance of an aggregate of 1,256,977 shares of the Company's Class A common stock (the "Paige Stock Consideration"), which was valued at $80.52 per share, the closing price of the Company's Class A common stock on the Paige Closing Date.

A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige will pay approximately $3.2 million to fulfill employee tax obligations related to the issuance, of which $3.0 million has been paid as of December 31, 2025. The equivalent was withheld from those employees in the Company's Class A common stock and included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back and is payable within five business days of August 22, 2026. The net working capital adjustment resulted in a decrease to the acquisition price of $1.2 million which was recorded to goodwill. The $6.9 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing with changes in fair value recorded within Selling, general and administrative expense.

The Company incurred $0.9 million of transaction costs related to the Paige Acquisition during the year ended December 31, 2025, respectively, all of which was recorded within Selling, general and administrative expense in the consolidated statement of operations.

The following table summarizes the allocation of the aggregate purchase price of the Paige Acquisition (in thousands):

Assets
Cash	$2,851
Accounts receivable	761
Prepaid expenses and other current assets	5,011
Total current assets	$8,623
Property and equipment, net	1,116
Operating lease right-of-use assets	7,968
Investments and other assets	240
Restricted cash	2,870
Total assets acquired	$20,817

Liabilities
Accounts payable	$538
Accrued expenses	3,849
Operating lease liabilities	1,887
Deferred revenue	238
Total current liabilities	$6,513
Deferred revenue, less current portion	908
Operating lease liabilities, less current portion	13,058
Other long-term liabilities	39,951
Total liabilities assumed	$60,430

Net assets acquired and liabilities assumed	$(39,613)
Goodwill	$141,130

Cash consideration	$2,983
Stock consideration	98,534
Total acquisition price	$101,517

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

The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$1,272,648	$698,213
Net loss	(262,288)	(747,605)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Paige to reflect acquisition-related transaction costs and the additional depreciation that would have been charged assuming the fair value adjustments to property and equipment, net had been applied from January 1, 2024. The unaudited pro forma financial information for the years ended December 31, 2025 and 2024 combines the Company's financial results and the historical results of Paige for the years ended December 31, 2025 and 2024.The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the year ended December 31, 2025, Paige contributed $4.6 million of net revenue within Data and applications revenue and $2.2 million of net loss to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Paige Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of December 31, 2025. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are the assumed remaining purchase commitments. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Paige Closing Date.

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

The acquisition resulted in goodwill of $21.0 million. The aggregate acquisition date fair value of consideration for the Deep 6 Acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of the Company's Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back and is payable within five business days of March 11, 2026. The net working capital adjustment resulted in a decrease to the acquisition price of $0.2 million which was recorded to goodwill. The $0.8 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing within selling, general and administrative expense.

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

The Company acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, plus the issuance of an aggregate of 4,843,136 shares of the Company's Class A common stock (the "Stock Consideration"). Stock Consideration was valued at $61.54 per share, which was the closing price of the Company's Class A common stock on the Closing Date. Pursuant to the terms of the Purchase Agreement, 2,152,505 shares issued as Stock Consideration are subject to a lock-up for a period of one year following the Closing Date. The Company was an Ambry customer prior to the acquisition and, pursuant to that preexisting relationship, owed $3.8 million to Ambry as of the Closing Date. This balance was effectively settled upon the Ambry Acquisition and was treated as a reduction to consideration transferred. The net working capital adjustment was finalized in September 2025, resulting in a decrease to the acquisition price of $3.0 million which was recorded to goodwill.

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

The Company incurred $7.4 million of transaction costs related to the Ambry Acquisition, of which $4.7 million were recorded within Selling, general and administrative expense in the consolidated statement of operations during the year ended December 31, 2025.

The following table summarizes the allocation of the aggregate purchase price of the Ambry Acquisition (in thousands):

Assets
Cash	$20,555
Accounts receivable	62,853
Inventory	11,188
Prepaid expenses and other current assets	10,153
Total current assets	$104,749
Property and equipment, net	38,560
Operating lease right-of-use assets	26,198
Investments and other assets	268
Customer relationships	234,000
Trade names	33,000
Developed technology - software	18,000
Developed technology - biotech	114,000
Total assets acquired	$568,775

Liabilities
Accounts payable	$199
Accrued expenses	28,870
Operating lease liabilities	3,008
Deferred revenue	1,347
Total current liabilities	$33,424
Deferred revenue, less current portion	1,099
Operating lease liabilities, less current portion	23,259
Deferred tax liabilities	52,917
Other long-term liabilities	368
Total liabilities assumed	$111,067

Net assets acquired and liabilities assumed	$457,708
Goodwill	$234,635

Cash consideration	$394,296
Stock consideration	298,047
Total acquisition price	$692,343

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

The fair value of customer relationships was estimated using the multi period excess earnings method, which isolates the net earnings attributable to the asset being measured. Significant assumptions used in the valuation of customer relationships included forecasted revenue and expenses, customer attrition, contributory asset charges and discount rate.

The fair values of developed technology - biotech, developed technology - software, and trade names were estimated using the relief from royalty method, which considers the market-based royalty a company would pay to enjoy the benefits of the trade name or technology in lieu of actual ownership of the trade name or technology. Significant assumptions used in the valuation of these assets included forecasted revenue, royalty rate, and discount rate. In addition, the valuation of developed technology assets included assumed obsolescence rates.

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

The following unaudited pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$1,304,712	$986,031
Net loss	(290,113)	(663,437)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The unaudited pro forma financial information for the year ended December 31, 2024 combines the Company's financial results and the historical results of Ambry for the years ended December 31, 2025 and 2024. Included in the adjustment is a $52.7 million tax benefit for the year ended December 31, 2025 from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the year ended December 31, 2025, Ambry contributed $362.7 million in net revenue within Diagnostics revenue and $1.8 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting. During the year ended December 31, 2025, the Company recorded a measurement period adjustment to increase Deferred tax liabilities on the opening balance sheet by $6.4 million.

SEngine

On October 3, 2023, the Company acquired all of the issued and outstanding interests of SEngine Precision Medicine LLC (“SEngine”), a Delaware limited liability company. The acquisition gives the Company access to SEngine’s meaningful organoid repository, advanced bioinformatics capabilities, and PARIS test platform.

The acquisition resulted in goodwill of $9.6 million. The aggregate acquisition date fair value of consideration for the SEngine acquisition totaled $9.9 million. Consideration consisted of $2.8 million of cash and $6.3 million of non-voting common stock. The transaction also includes contingent consideration of up to 35,000 additional shares of non-voting common stock if a liquidity event is completed prior to December 31, 2027. The contingent consideration liability is remeasured at fair value in each period following the closing within selling, general and administrative expense. In accordance with the terms of the agreement, $1.4 million in equity was held back and is payable on October 3, 2024, which is net of a net working capital adjustment less than $0.1 million. The Company issued 429 shares of non-voting common stock to the selling corporation in February 2024 related to the net working capital adjustment. In December 2024, the Company issued 19,620 shares of Class A common stock as payment of the contingent consideration. As of December 2024, no other amounts are due under the contingent consideration or holdback agreements.

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

In accordance with the terms of the agreement, the securityholders of the acquired business were entitled to receive contingent consideration from the Company payable in an aggregate value of $1.0 million in cash, contingent upon the acquired business reaching a revenue target of $1.5 million for the twelve-month period ended December 31, 2023. The contingent consideration had an acquisition fair value date of $0.4 million. The contingent consideration was remeasured at fair value in each period following the closing within selling, general and administrative expense. Mpirik did not achieve the revenue target for the twelve-month period ended December 31, 2023. As such, the contingent consideration liability was written down to $0.

4.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Equipment	$143,651	$110,011
Leasehold improvements	64,791	46,809
Furniture and fixtures	6,976	6,633
Building	1,234	—
Land	9,850	—
Total property and equipment, gross	226,502	163,453
Less: accumulated depreciation	(137,346)	(105,397)
Property and equipment, net	$89,156	$58,056

Depreciation expense on property and equipment is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue, diagnostics	$15,148	$13,966	$12,961
Cost of revenue, data and applications	599	172	—
Selling, general and administrative costs	16,307	12,218	8,318
Total depreciation	$32,054	$26,356	$21,279

Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024, consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation and employee benefits	$37,780	$24,767
Accrued expenses	72,553	51,147
Accrued employer payroll tax related to stock-based compensation	339	24,439
Accrued cloud storage costs	41,870	21,394
Interest payable	2,828	8,660
Total accrued expenses	$155,370	$130,407

5.
GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. As disclosed in Note 2, goodwill is tested for impairment at least annually as of October 1st. The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Balance as of December 31, 2023	73,354
Foreign exchange rate adjustment	(11)
Balance as of December 31, 2024	$73,343
Goodwill related to business combinations	$396,731
Foreign exchange rate adjustment	137
Balance as of December 31, 2025	$470,211

There was no goodwill impairment for the years ended December 31, 2025, 2024 and 2023.

Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination and amortized over their estimated useful lives. Intangible assets consist of a website domain, customer relationships, trade names, capitalized software and developed technology acquired as part of a business combination, and licensed data acquired by entering into research collaboration agreements. In each license arrangement, the other party provides the Company with specified data, which is used for research and development purposes and may also be licensed to third parties. The asset represents the Company’s right to use these datasets. The Company also recognizes a liability for the associated minimum payments that are presented within Accrued data licensing fees on the consolidated balance sheets.

In January 2023, the Company amended a data licensing agreement, which reduced the future data license payments the Company owes in exchange for waiving exclusivity rights on the licensed data. The Company remeasured the related licensed data intangible asset to fair value, which resulted in an impairment of $7.4 million recorded in Research and development during the year ended December 31, 2023. A $7.9 million gain resulting from the related reduction of future data license payments was also recorded in Research and development during the year ended December 31, 2023. There were no impairment charges recognized related to intangible assets during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$48,722	$205,828	$20,550	$15,606	$4,944
Licensed data	28,601	22,954	5,647	20,010	17,828	2,182
Website domain	19	—	19	19	—	19
Trade names	41,000	8,892	32,108	8,000	3,429	4,571
Capitalized software	6,216	165	6,051	—	—	—
Developed technology - biotech	114,000	20,900	93,100	—	—	—
Developed technology - software	18,000	5,500	12,500	—	—	—
	$462,386	$107,133	$355,253	$48,579	$36,863	$11,716

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $70.3 million, $10.9 million and $11.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in cost of revenues, research and development, or selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of December 31, 2025, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2026	75,126
2027	70,460
2028	64,117
2029	62,475
2030	41,306
Thereafter	41,750
Total	$355,234

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of December 31, 2025, the carrying value of the investment in SB Tempus was $86.6 million. The Company's share of losses from SB Tempus are recorded in Losses from equity method investments.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into Data and applications revenue over the term of the license subscription which ends on March 31, 2026. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $25.0 million, $16.6 million and $0, respectively, in Data and applications revenue related to the Data License Agreement.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $16.0 million, $8.0 million and $0, respectively, related to the IP License Agreement.

7.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the years ended December 31, 2025, 2024 and 2023, the Company recognized data licensing and cloud computing expenses of $50.3 million, $40.6 million and $33.7 million, respectively, related to non-cancelable arrangements.

As of December 31, 2025, future payments under these contractual obligations were as follows (in thousands):

2026	48,661
2027	77,524
2028	29,517
2029	24,225
2030 and thereafter	2,667
Total purchase obligations	182,594
Less: Current portion of purchase obligations	48,661
Total long-term purchase obligations	$133,933

Legal Matters

From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no material such matters as of and for the years ended December 31, 2025, 2024 and 2023.

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

The components of total lease costs for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$11,554	$6,047	$6,760
Variable lease cost	8,054	6,067	4,641
Short-term lease costs	1,148	688	441
Sublease income	(630)	(90)	(52)
Finance lease cost
Amortization of right-of-use assets	—	—	283
Interest on lease liabilities	—	—	5
Total lease costs	$20,126	$12,712	$12,078

Lease term and discount rate as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	7.0	5.1
Weighted-average discount rate
Operating leases	6.1%	6.8%

As of December 31, 2025, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2026	13,328
2027	17,823
2028	16,570
2029	14,970
2030	12,504
Thereafter	34,890
Total minimum lease payments	110,085
Less: Amount representing interest	22,458
Present value of net minimum lease payments	87,627
Less: Current portion of lease liabilities	13,355
Total long-term lease liabilities	$74,272

9.
STOCKHOLDERS’ EQUITY

Common Stock

Prior to the IPO, the Company had authorized two classes of common stock, voting and non-voting. In March 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. As of December 31, 2023, the Company had authorized 200,228,024 shares of Class A common stock, 5,374,899 shares of Class B common stock, and 66,946,627 shares of non-voting common stock. In April 2024, the Company increased the number of authorized shares of Class A common stock to 204,590,500 in conjunction with the Series G-5 Preferred stock financing (see Note 10, Redeemable Convertible Preferred Stock). In connection with the IPO, a further amendment to the Company's certificate of incorporation became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. In connection with the Company's reincorporation from Delaware to Nevada, the Company adopted amended and restated articles of incorporation under Nevada law (the "Articles of Incorporation"), pursuant to which the Company's authorized capital stock remained unchanged.

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

Under the Articles of Incorporation, any holder’s shares of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon certain circumstances, including: (1) the sale or transfer of such shares of Class B common stock, other than to a “controlled entity,” which is any person or entity which, directly or indirectly, is controlled by, or is under common control with, the holder of such shares of Class B common stock; (2) the trading day that is no less than 90 days and no more than 150 days following June 17, 2024; (3) the date on which Mr. Lefkofsky is no longer providing services to the Company as an executive officer or member of the board of directors; and (4) the trading day that is no less than 90 days and no more than 150 days following the date that Mr. Lefkofsky and his controlled entities hold, in the aggregate, fewer than 10,000,000 shares of the Company’s capital stock (as adjusted for stock splits, stock dividends, combinations, subdivisions and recapitalizations).

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

On December 8, 2023, the Company issued Allen & Company LLC ("Allen") a warrant to purchase 150,000 shares of the Company’s Class A common stock at a price per share of $10.00. The warrant was issued as compensation for Allen’s assistance with the issuance of the Company’s Series G-4 preferred stock, and as such has been treated as an issuance cost and presented net of proceeds from Series G-4 preferred stock in Convertible redeemable preferred stock on the Company’s consolidated balance sheet. In connection with the IPO, the Company issued 109,459 shares of Class A common stock upon the net exercise of the warrant.

Treasury Stock

As discussed in Note 3, Paige will pay approximately $3.2 million to fulfill employee tax obligations related to the issuance, of which $3.0 million has been paid as of December 31, 2025. The equivalent was withheld from those employees in the Company's Class A common stock. These shares were accounted for as treasury stock. The Company records treasury stock at cost.

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

For the year ended December 31, 2025, the Company sold 2,381,895 shares under the ATM at a weighted average price of $83.97 per share for total proceeds of $195.5 million, net of $4.5 million in commissions. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, the Company incurred $0.9 million of deferred offering costs, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of December 31, 2025, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based awards (“PSUs”) and other awards. The maximum number of shares of Class A common stock that may be issued under the 2024 Plan is 7,430,000 shares of the Company’s Class A common stock and will automatically increase on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the

Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of December 31, 2025, there were 2,920,167 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

Restricted Stock Units

The majority of RSUs vest over a period of three to five years, with a cliff vest after one year and ratable quarterly vesting thereafter. RSUs granted prior to the IPO were also subject to liquidity event vesting condition, as defined in the grant agreement, which was satisfied in connection with the IPO.

The table below summarizes restricted stock unit activity for the year ended December 31, 2025:

	Vested Restricted Stock Units	Weighted - Average Grant Date Fair Value	Unvested Restricted Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	4,772,362	$37.87	6,873,974	$38.23
Granted	—	$—	2,819,039	$61.08
Vested	2,835,184	$38.78	(2,835,184)	$38.78
Settled	(7,489,122)	$38.24	—	$—
Forfeited	—	$—	(572,225)	$41.77
Outstanding at December 31, 2025	118,424	$36.46	6,285,604	$47.91

Performance Stock Units

The Company granted 2,569,600 PSUs during the year ended December 31, 2025, with a weighted-average grant date fair value of $53.32.

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

On February 20, 2026, the Company's board of directors certified the achievement of the performance condition related to the CRG PSUs and the market condition related to the TSR PSUs for the First Performance Period.

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

Restricted Stock Award

Stock-based compensation on these awards is recognized on a straight-line basis over the requisite service periods of the awards.The table below summarizes restricted stock award activity for the year ended December 31, 2025:

	Unvested Restricted Stock Awards	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	26,059	$45.58
Vested	(8,686)	$45.58
Outstanding at December 31, 2025	17,373	45.58

Stock-based compensation is classified as follows in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues, diagnostics	$6,224	$13,625	$—
Cost of revenues, data and applications	3,091	8,530	—
Technology research and development	19,062	58,473	—
Research and development	12,688	47,638	—
Selling, general and administrative	83,682	405,872	—
Total stock-based compensation	$124,747	$534,138	$—

As of December 31, 2025, unrecognized stock-based compensation was $288.2 million and is expected to be recognized over a weighted average period of 2.4 years.

12.
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

The initial purchasers' discount of $23.5 million and deferred financing fees of $0.8 million on the Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the Notes, net in the consolidated balance sheets. As of December 31, 2025, the unamortized initial purchasers' discount and deferred financing fees on the Notes was $21.2 million and $0.7 million, respectively. Amortization of the initial purchasers' discount and deferred financing fees are reflected in interest expense on the consolidated statements of operations. Amortization of the initial purchasers' discount totaled $2.3 million for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company made no interest payments on the Notes. The Company recognized interest expense of $2.8 million related to the Notes, during the year ended December 31, 2025, which represented an effective interest rate of 0.8%. Accrued interest on the Notes is recorded within Accrued expenses on the consolidated balance sheet.

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

The Capped Call qualifies for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders' equity. The $41.8 million incurred to purchase the Capped Call was recorded as a reduction to additional paid-in capital in the consolidated balance sheets, and will not be remeasured as long as they continue to meet the conditions for equity classification.

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

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal either $1.0 billion for the immediately trailing twelve month period or $1.0 billion on a pro forma basis and for the fiscal quarters ending March 31, 2025 through December 31, 2025, and shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. The Company was in compliance with all covenants in the Credit Agreement as of December 31, 2025.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the consolidated balance sheets. As of December 31, 2025 and 2024, the unamortized original issue discount was $3.3 million and $3.8 million, respectively, and the unamortized deferred financing fees were $0 and $1.4 million, respectively. The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the consolidated balance sheets. As of December 31, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.6 million and $0.8 million, respectively.

In July 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million, leaving only the Additional Term Loan Facility and Revolving Credit Facility as outstanding as of December 31, 2025. The Company recorded a loss on debt extinguishment of $12.0 million in the consolidated statements of operations and comprehensive loss, representing a prepayment premium of $7.8 million, unamortized original issue discount of $3.1 million, and unamortized deferred financing fees of $1.1 million.

During the year ended December 31, 2025, the Company made $44.0 million in interest payments.

Interest expense and the effective interest rate for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense
Term Loans	$40,858	$36,631	$28,895
Revolving Credit Facility	7,321	—

Effective interest rate
Term Loans	12.6%	13.6%	13.2%
Revolving Credit Facility	8.0%	—	—

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

The Company recognized interest expense of $14.4 million, $15.1 million and $15.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within Other long-term liabilities on the consolidated balance sheet.

13.
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. Because the Company incurred net losses each period, the basic and diluted calculations are the same. The Company used the if-converted method to calculate diluted EPS. As the Company had net losses in the years ended December 31, 2025, 2024 and 2023, respectively, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(245,028)	$(705,809)	$(214,118)
Accretion of convertible preferred stock to redemption value	—	—	(4,338)
Dividends on Series A, B, B-1, B-2, C, D, E, F, G, G-3, and G-4 preferred shares	—	(39,347)	(44,497)
Cumulative undeclared dividends on Series C preferred shares	—	(1,174)	(3,011)
Net loss attributable to common stockholders	$(245,028)	$(746,330)	$(265,964)
Denominator:
Weighted-average common shares outstanding, basic and diluted	174,264	119,849	63,306
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(6.23)	$(4.20)

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

	As of December 31,
	2025	2024	2023
Stock options outstanding	—	—	210,000
Convertible preferred stock	—	—	63,525,953
AstraZeneca warrant	—	—	1,744,991
Mpirik holdback liability	—	—	8,724
Deep 6 holdback liability	13,614	—	—
SEngine holdback liability	—	—	41,436
Allen & Company warrant	—	—	150,000
Paige holdback liability	70,792	—	—
Unvested RSUs	6,285,604	6,873,974	—
Unvested RSAs	17,373	—	—
Unvested PSUs	2,569,600	—	—
Shares issuable upon conversion of Notes(1)	8,908,350	—	—
Total potentially dilutive shares	17,865,333	6,873,974	65,681,104

(1) As disclosed in Note 12, the Company entered into the Capped Call in connection with the pricing of the Notes. The Capped Call is generally expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the Notes. As such, the impact of the Capped Calls was excluded from the calculation as the effect of the Capped Calls if issued upon conversion of the Notes, would have been anti-dilutive.

As disclosed in Note 11, the RSUs issued prior to the IPO include a liquidity event performance condition prior to vesting. As the liquidity event performance condition was satisfied upon completion of the IPO, as of December 31, 2025 and 2024 , these shares are included in potentially dilutive shares.

As disclosed in Note 12, the Second Amended Note may be fully converted to shares upon maturity at the holder’s option, or up to 50% may be converted to shares upon maturity at the Company's option. The number of shares to be issued is based on the amount outstanding at the maturity date, which is subject to reduction based on services used by us prior to the maturity date. As such, these are treated as contingently issuable shares and will be excluded from potential dilutive impact.

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

14.
INCOME TAXES

Deferred income taxes consist of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$402,347	$308,669
IRC §163(j) Interest Expense Limitation Carryover	35,875	29,239
Lease Liability	22,629	7,997
Research and Development	210,273	118,649
Excess of Tax Basis over Book Basis Fixed Assets	—	4,696
Deferred Revenue	8,858	19,708
Revenue Reserve Liability	2,742	2,812
Stock Compensation	27,273	26,441
Other	17,304	1,077
	$727,301	$519,288
Less Valuation Allowance	(599,846)	(503,071)
	$127,455	$16,217
Deferred Income Tax Liabilities:
Excess of book basis over tax basis fixed assets	(720)	—
Unrealized Gain/Loss on Marketable Equity Securities	(22,725)	(3,878)
Right of Use Asset	(16,655)	(3,615)
Warrant Contract Asset	—	(7,697)
Intangible assets	(85,667)	—
Other	(2,018)	(1,261)
	$(127,785)	$(16,451)
Net Deferred Income Tax Liability	$(330)	$(234)

The provision for income taxes consists of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit)
Federal	—	—	—
State	395	(33)	13
Foreign	490	188	152
Total	$885	$155	$165
Deferred tax (benefit) expense
Federal	(39,033)	93	108
State	(13,536)	18	15
Foreign	—	—	—
Total	(52,569)	111	123
Total tax (benefit) expense
Federal	(39,033)	93	108
State	(13,141)	(15)	28
Foreign	490	188	152
Total income tax (benefit) expense	$(51,684)	$266	$288

The components of income before income taxes as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(290,382)	$(701,648)	$(213,522)
Foreign	(718)	339	(243)

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the year ended December 31, 2025 was as follows:

	December 31, 2025
	Amount	Percent
Federal statutory	$(61,131)	21.00%

Nontaxable or nondeductible items
Stock compensation	(67,177)	23.08%
Officer compensation	64,387	(22.12%)
Other nontaxable or nondeductible items	2,514	(0.86%)
Changes in valuation allowances	21,331	(7.33%)
Other	978	(0.33%)
State and local income taxes, net of federal income tax effect	(15,900)	5.46%
Foreign tax effects
Other foreign jurisdictions	638	(0.22%)
Worldwide changes in unrecognized tax benefits	2,676	(0.92%)
Effective tax rate	$(51,684)	17.76%

The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, Maryland, and Pennsylvania.

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21.00%	21.00%
State statutory tax rate	4.35%	3.28%
Foreign	0.00%	(0.09%)
Stock compensation	5.60%	0.00%
Officer compensation	(1.46%)	0.00%
Other permanent differences	(0.17%)	0.47%
Other	(0.02%)	(0.06%)
Change in valuation allowance	(29.34%)	(24.74%)
Total	(0.04%)	(0.14%)

Net change in valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation Allowance, beginning of year	$503,071	$297,294	$244,064
Changes	10,764	205,777	52,878
Purchase accounting adjustments	86,011	—	352
Valuation Allowance, end of year	$599,846	$503,071	$297,294

For the years ended December 31, 2025 and 2024, the Company recognized income tax benefit on stock-based compensation of $83.1 million and $46.2 million, respectively (tax-effected).

For the year ended December 31, 2025, cash paid for income taxes, net of refunds received, by jurisdiction was as follows:

December 31, 2025
U.S. federal	$(91)
U.S. state and local
Pennsylvania	77
Washington	118
Other	47
Non-U.S.
France	40
Spain	166
Canada	297
Total worldwide taxes paid	$654

The Company’s income tax expense as recorded in the financial statements differs from the benefit computed by applying statutory tax rates to net loss before income taxes due to permanent differences related to the deductibility of certain expenses and the valuation allowance. Due to the acquisition of Ambry during the year ended December 31, 2025, the existing valuation allowance decreased for the establishment of the deferred tax liabilities. Current income tax expense for the years ended December 31, 2025, 2024 and 2023, related to state and foreign expense was not material.

As of December 31, 2025 the Company had federal net operating loss (“NOL”) carry forwards of $332.8 million (tax effected) and state NOL carry forwards of approximately $69.6 million (tax effected), which may be available to offset future taxable income. The federal NOLs will begin to expire in 2037 and the state NOLs will begin to expire in 2028.

As of December 31, 2025, the Company had federal and state credit carry forwards of $11.6 million, which may be able to offset future tax expense. The credits will begin to expire in 2039. A full valuation allowance has been recorded against the NOL and credit carry forwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Due to its operating loss carryforwards, the U.S. federal statute of limitations remains open for tax year 2016 and onward and the Company continues to be subject to examination by the Internal Revenue Service for tax years 2016 and later. The resolutions of any examinations are not expected to be material to these financial statements. As of December 31, 2025 and 2024, there are no penalties or accrued interest recorded in the consolidated financial statements. The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.

A reconciliation of the Company's gross change in unrecognized tax benefits ("UTBs"), including accrued interest and penalties, for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits—beginning of year	$—	$—	$—
Gross additions—current year tax positions	—	—	—
Gross additions—prior year tax positions	2,676	—	—
Gross additions—acquired in business combinations	2,450
Gross reductions—prior year tax positions	—	—	—
Gross reductions—settlements with taxing authorities	—	—	—
Gross reductions—statute lapses	—	—	—
Unrecognized tax benefits—end of year	$5,126	$—	$—
Unrecognized tax benefits—accrued interest and penalties	—	—	—
Gross unrecognized tax benefits	$5,126	$—	$—

Of the $5.1 million unrecognized tax benefits as of December 31, 2025, all are recorded as a net offset to deferred income taxes in our consolidated financial statements. If recognized, none of the unrecognized tax benefits as of December 31, 2025 would impact our effective tax rate.

The Company recognizes interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are recorded as a component of income tax expense. In the years ended December 31, 2025, 2024 and 2023, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries. Unremitted earnings of foreign subsidiaries were immaterial on December 31, 2025 and 2024.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the Act on deferred tax assets and liabilities, including adjustments to valuation allowances, and has reflected these effects in the consolidated financial statements.

15.
FAIR VALUE MEASUREMENTS AND MARKETABLE EQUITY SECURITIES

Fair Value Measurements

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, minimum royalties, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of the minimum royalties approximate fair value because the interest rates used fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

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

Holdback liability—The Company held back 13,614 shares in connection with the Deep 6 acquisition and 70,792 shares in connection with the Paige acquisition. See Note 3, Business Combinations for further discussion of those acquisitions. For all holdback liabilities, the number of shares are fixed at the acquisition price as of the date of the acquisition.

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

Warrant asset—The Company received warrants from Personalis, which were exercised in August 2024. The warrant assets are measured at fair value each reporting period using a Black-Scholes option pricing model, which takes into consideration the price and volatility of Personalis Class A common stock. Changes in fair value are recorded in Other income, net. For the year ended December 31, 2024, the Company recognized a gain of $18.3 million in Other income, net due to the change in fair value of the warrant asset. The Company classified the warrant asset as Level 2 as they are valued using observable market prices of Personalis Class A common stock.

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

The Credit Facilities, the Second Amended Note, and the Notes were not recorded at fair value. The fair values of the Credit Facilities, the Second Amended Note, and the Notes approximated their carrying values as of December 31, 2025 and 2024 . Estimates of the fair values of the Credit Facilities, the Second Amended Note, and the Notes are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$150,211	$150,211	$—	$—
Liabilities
Holdback liability	4,984	4,984	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2024	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$107,309	$107,309	$—	$—

For the year ended December 31, 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3). For the year ended December 31, 2024, the Company recognized a loss of $42.4 million in Other income, net due to the change in fair value of the warrant liability determined by Level 3 valuation techniques. For the year ended December 31, 2023, the Company recognized a gain of $0.4 million in Selling, general and administrative expense due to the change in fair value of contingent consideration and gains of $8.0 million due to changes in fair value of the warrant liability determined by Level 3 valuation techniques.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

The Company received $32.0 million and $22.0 million in Recursion shares of Class A common stock as payment of accounts receivable during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. During the year ended December 31, 2024, the Company sold 1,725,902 shares of Recursion Class A common stock at a weighted average price of $13.38 for aggregate proceeds of $23.1 million.

As consideration for the Company's obligations to Personalis under the Commercialization and Reference Laboratory Agreement entered into with Personalis in November 2023, Personalis issued warrants to the Company to purchase up to an aggregate of 9,218,800 shares of Personalis' common stock, up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2024 at an exercise price of $1.50 per share, and up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2025 at an exercise price of $2.50 per share. In August 2024, the Company exercised the warrants in full at their respective exercise prices for an aggregate of 9,218,800 shares of Personalis common stock at an aggregate purchase price of $18.4 million. Concurrently, the Company entered into an Investment Agreement with Personalis, pursuant to which the Company purchased an additional 3,500,000 shares of Personalis common stock for $17.7 million. Additionally, during the year ended December 31, 2025, the Company purchased 320,267 shares of Personalis common stock at a weighted average price of $8.55 per share for an aggregate cost of $2.7 million. The Company owns less than 20% of Personalis' outstanding common stock and has no significant influence or control over Personalis.

Changes in fair value of marketable equity securities are recorded in earnings within Other income, net on the consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains recorded during the years ended December 31, 2025, 2024 and 2023 that relate to marketable equity securities held as of December 31, 2025, 2024 and 2023, respectively (in thousands).

	Year Ended December 31,
	2025	2024	2023
Net gain during the period on marketable equity securities	$(16,471)	$(12,110)	$(9,807)
Less: Net gain recognized during the period on marketable equity securities sold during the period	$(3,264)	(6,081)	—
Unrealized gain recognized during the period on marketable equity securities still held at the reporting date	$(13,207)	$(6,029)	$(9,807)

16.
RELATED PARTIES

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

On April 17, 2025, the Company entered into an Order Form (the "Order Form") regarding both the development of a foundation large multimodal model in the field of oncology (the “Foundation Model”) and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model, with Pathos under the Amended and Restated Master Agreement (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the Statement of Work with AstraZeneca under the Master Services Agreement, dated November 17, 2021 between the Company and AstraZeneca, as amended form time to time (the Master Services Agreement and the Statement of Work are collectively referred to herein as the “MSA”), (ii) the Company will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay the Company data license fees of $200 million over a three-year period, including an upfront payment of $50 million paid as of April 2025, (iv) the Company will provide a secure cloud environment to host the Foundation Model, for which Pathos will pay the Company the first $60 million of cloud compute costs, (v) the Company will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (vi) in consideration of Pathos’ commitments under the Pathos Master Agreement, the Company will pay Pathos $35 million, of which $25 million has been paid to date. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to the Company in shares of Pathos’ Series D Preferred Stock.

Consulting Arrangement and Equity Grant

On February 16, 2026, the Company entered into an Independent Contractor Agreement (the “Huerga Contractor Agreement”) with Iker Huerga, Chief Executive Officer of Pathos, pursuant to which Mr. Huerga agreed to assist the Company in negotiating, managing, and expanding a new commercial agreement (the "Commercial Agreement"). Compensation under the Huerga Contractor Agreement consists solely of RSUs and PSUs. Mr. Huerga will earn 25,000 RSUS for services rendered in 2025 and expected to be rendered in 2026. Mr. Huerga has the potential to earn an additional 175,000 PSUs based on milestones that include certain minimum purchase commitments.

The Company has entered into various agreements with our related parties, which primarily encompasses the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $65.3 million, $4.5 million and $0.7 million of revenue from related parties for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024 there was no amount due to related parties. As of December 31, 2025 and 2024 the amount due from related parties was $6.4 million and $4.3 million, respectively.

As of December 31, 2025, related party asset and related party asset, less current portion were $8.8 million and $16.2 million, respectively. As of December 31, 2024, the related party asset and related party asset, less current portion were both $0. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of December 31, 2025, deferred revenue and deferred revenue, less current portion includes $3.9 million and $0 million of related party deferred revenue, respectively. As of December 31, 2024, there was no related party deferred revenue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management excluded Ambry Genetics Corporation, or Ambry, and Paige.AI, Inc. or Paige, from our evaluation of internal control over financial reporting as of December 31, 2025. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Ambry and Paige are wholly-owned subsidiaries whose total assets and total revenues excluded from management's assessment of internal control over financial reporting collectively represent approximately 11% and 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Item 9B. Other Information.

Disclosure of Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Eric D. Belcher, Director	Adoption	November 10, 2025	X		Up to 14,033(1)	March 15, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Represents the adoption of a Rule 10b5-1 trading plan by Nob Hill Ventures LLC, an entity controlled by Mr. Belcher.

Executive Officers

On February 20, 2026, our Board of Directors appointed Ryan Fukushima, currently our Chief Operating Officer, to serve as Chief Executive Officer, Data. Also on February 20, 2026, our Board of Directors appointed Tom Schoenherr to serve as Chief Executive Officer, Diagnostics.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of the Registrant.	10-Q	001-42130	3.2	November 4, 2025

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-42130	3.2	August 8, 2025

4.1	Specimen Class A Common Stock Certificate.	10-Q	001-42130	4.4	August 8, 2025

4.2	Description of Registrant’s Securities.	10-Q	001-42130	4.3	August 8, 2025

4.3	Indenture, dated as of July 3, 2025, by and between Tempus AI, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-42130	4.1	July 3, 2025

4.4	Form of Global Note, representing Tempus AI, Inc.’s 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-42130	4.2	July 3, 2025

4.5	First Supplemental Indenture, dated as of August 7, 2025, by and between Tempus AI, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	10-Q	001-42130	4.5	August 8, 2025

10.1	Twelfth Amended and Restated Investor Rights Agreement, dated April 30, 2024.	S-1	333-279558	10.1	May 20, 2024

10.2+	The Registrant’s Third Amended and Restated 2015 Stock Plan, as amended.	S-1	333-279558	10.2	May 20, 2024

10.3+	Forms of Grant Notices and Award Agreements under the Registrant’s Third Amended and Restated 2015 Stock Plan, as amended.	S-1	333-279558	10.3	May 20, 2024

10.4+	The Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.4	May 20, 2024

10.5+	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.5	May 20, 2024

10.6+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	S-1	333-279558	10.6	May 20, 2024

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

10.7+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	10-Q	001-42130	10.6	August 8, 2025

10.8+	Employment Agreement, by and between the Registrant and Eric Lefkofsky, dated February 1, 2024.	S-1	333-279558	10.8	May 20, 2024

10.9+	Employment Agreement, by and between the Registrant and Erik Phelps, dated January 1, 2023.	S-1	333-279558	10.9	May 20, 2024

10.10+	Employment Agreement, by and between the Registrant and Ryan Fukushima, dated January 1, 2023.	S-1	333-279558	10.10	May 20, 2024

10.11+	Employment Agreement, by and between the Registrant and James Rogers, dated January 1, 2023.	S-1	333-279558	10.11	May 20, 2024

10.12+	Employment Agreement, by and between the Registrant and Andy Polovin, dated January 1, 2023.	S-1	333-279558	10.23	May 20, 2024

10.13††	Agreement of Lease, by and between the Registrant and EQC 600 West Chicago Property LLC, dated January 18, 2018, as amended.	S-1	333-279558	10.12	May 20, 2024

10.14†	Supply Agreement, by and between the Registrant and Illumina, Inc., dated June 29, 2021.	S-1	333-279558	10.13	May 20, 2024

10.15†	Second Amended and Restated Convertible Promissory Note, by and between the Registrant and Google LLC, dated February 22, 2025.	10-K	001-42130	10.15	February 24, 2025

10.16†	Amended and Restated Master Agreement, by and between the Registrant and Pathos AI, Inc., dated February 12, 2024.	S-1/A	333-279558	10.15	June 5, 2024

10.17†	Master Services Agreement, by and between the Registrant and AstraZeneca AB, dated November 17, 2021.	S-1	333-279558	10.16	May 20, 2024

10.18+	The Registrant’s 2024 Employee Stock Purchase Plan.	S-1	333-279558	10.17	May 20, 2024

10.19†	Strategic Collaboration Agreement, by and between the Registrant and Glaxosmithkline LLC, dated August 1, 2022.	S-1	333-279558	10.18	May 20, 2024

10.20††	Credit Agreement, by and among the Registrant, the lenders party thereto, Ares Capital Corporation and Ares Capital Management LLC, dated September 22, 2022.	S-1	333-279558	10.19	May 20, 2024

10.21††	Limited Waiver and First Amendment to Credit Agreement, by and among the Registrant, the loan party signatories and lenders party thereto, and Ares Capital Corporation as administrative agent, dated April 25, 2023.	S-1	333-279558	10.20	May 20, 2024

10.22††	Second Amendment to Credit Agreement, by and among the Registrant, the loan party signatories and lenders party thereto, and Ares Capital Corporation as administrative agent, dated October 11, 2023.	S-1	333-279558	10.21	May 20, 2024

10.23†	Master Agreement, by and between the Registrant and Recursion Pharmaceuticals, Inc., dated November 3, 2023.	S-1	333-279558	10.22	May 20, 2024

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

10.24†	Amendment to Master Services Agreement, by and between Registrant and AstraZeneca AB, dated October 29, 2022.	S-1	333-279558	10.24	May 20, 2024

10.25†	Second Amendment to Master Services Agreement, by and between Registrant and AstraZeneca UK Ltd, dated February 21, 2023.	S-1	333-279558	10.25	May 20, 2024

10.26†	Third Amendment to Master Services Agreement, by and between Registrant and AstraZeneca AB, dated December 18, 2023.	S-1	333-279558	10.26	May 20, 2024

10.27†	Joint Venture Agreement, by and among Softbank Group Corporation, Softbank Group Japan Corporation, the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.27	June 5, 2024

10.28†	Data License Agreement by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.28	June 5, 2024

10.29†	Intellectual Property License Agreement, by and between the Registrant and Pegasos Corp., dated May 18, 2024.	S-1/A	333-279558	10.29	June 5, 2024

10.30†	Amendment No. 1 to Strategic Collaboration Agreement, by and between the Registrant and GlaxoSmithKline LLC, dated May 20, 2024.	S-1/A	333-279558	10.30	June 5, 2024

10.31††	Securities Purchase Agreement, by and among the Registrant, REALM IDx, Inc. and Konica Minolta, Inc., dated November 4, 2024	8-K	001-42130	10.1	November 5, 2024

10.32††	Third Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of February 3, 2025, by and among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto, Ares Capital Corporation, as administrative agent and ACF Finco I LP, as revolving agent.	8-K	001-42130	10.1	February 3, 2025

10.33	Start-Up Agreement by and between the Registrant and Pathos AI, Inc., dated August 1, 2024	10-Q	001-42130	10.11	November 5, 2024

10.34	Eighth Amendment to Agreement of Lease, dated as of June 18, 2024, by and between the Registrant and EQC 600 West Chicago Property LLC.	10-K	001-42130	10.34	February 24, 2025

10.35+	Forms of Restricted Stock Award Grant Notice and Award Agreement under the Registrant’s 2024 Equity Incentive Plan.	10-Q	001-42130	10.2	May 6, 2025

10.36	Form of Confirmation for Capped Call Transactions.	8-K	001-42130	10.1	July 3, 2025

10.37	Fourth Amendment to Credit Agreement, by and among Tempus AI, Inc, the loan party signatories and lender party thereto, and Ares Capital Corporation as administrative agent, dated June 30, 2025.	8-K	001-42130	10.2	July 3, 2025

10.38††	Controlled Equity OfferingSM Sales Agreement, by and among the Registrant and the Sales Agents party thereto, dated August 8, 2025.	10-Q	001-42130	10.3	August 8, 2025

10.39+*	Employment Agreement, by and between the Registrant and Tom Schoenherr, dated February 24, 2026.

19.1	Insider Trading Policy.	10-K	001-42130	19.1	February 24, 2025

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

21.1*	List of subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature pages).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy.	10-K	001-42130	97	February 24, 2025

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith

# Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+ Indicates management contract or compensatory plan or arrangement.

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.

†† Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUS AI, INC.

Date: February 24, 2026	By:	/s/ Eric Lefkofsky
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

Signature	Title	Date

/s/ Eric Lefkofsky	Chief Executive Officer, Founder and Chairman	February 24, 2026
Eric Lefkofsky	(Principal Executive Officer)

/s/ James Rogers	Chief Financial Officer	February 24, 2026
James Rogers	(Principal Financial Officer)

/s/ Ryan Bartolucci	Chief Accounting Officer	February 24, 2026
Ryan Bartolucci	(Principal Accounting Officer)

/s/ Peter J. Barris	Director	February 24, 2026
Peter J. Barris

/s/ Eric D. Belcher	Director	February 24, 2026
Eric D. Belcher

/s/ Jennifer A. Doudna	Director	February 24, 2026
Jennifer A. Doudna, Ph.D.

/s/ David R. Epstein	Director	February 24, 2026
David R. Epstein

/s/ Wayne A.I. Frederick	Director	February 24, 2026
Wayne A.I. Frederick, M.D.

/s/ Scott Gottlieb	Director	February 24, 2026
Scott Gottlieb, M.D.

/s/ Theodore J. Leonsis	Director	February 24, 2026
Theodore J. Leonsis

Signature	Title	Date

/s/ Nadja West	Director	February 24, 2026
Nadja West, M.D.