Form 10-Q
period 2026-03-31
Tempus AI, Inc.
filed 2026-05-05
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 174,520,978 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

March 31, 2026

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$521,170	$604,787
Accounts receivable(1), net of allowances of $2,872 and $2,755 at March 31, 2026 and December 31, 2025, respectively	308,599	311,170
Inventory	51,831	51,724
Related party asset	11,910	8,785
Prepaid expenses and other current assets	42,530	40,498
Marketable equity securities	117,902	150,211
Total current assets	$1,053,942	$1,167,175
Property and equipment, net	88,593	89,156
Goodwill	470,169	470,211
Intangible assets, net	330,587	349,202
Capitalized software, net	9,505	6,051
Investments and other assets	20,530	21,111
Investment in joint venture	81,675	86,557
Related party asset, less current portion	13,090	16,215
Operating lease right-of-use assets	62,306	64,496
Restricted cash	4,694	4,664
Total Assets	$2,135,091	$2,274,838

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	41,023	81,994
Accrued expenses	160,628	155,370
Deferred revenue(2)	72,866	92,673
Deferred other income	15,955	15,955
Other current liabilities	10,248	8,680
Operating lease liabilities	12,639	13,355
Accrued data licensing fees	4,597	4,361
Total current liabilities	$317,956	$372,388
Operating lease liabilities, less current portion	72,723	74,272
Convertible promissory note	199,279	208,672
Other long-term liabilities	54,115	56,600
Revolving credit facility	100,000	100,000
Interest payable	15,844	12,393
Long-term debt, net	204,624	202,753
Convertible senior notes, net	729,267	728,078
Deferred other income, less current portion	3,989	7,977
Deferred revenue, less current portion	20,889	20,379
Total Liabilities	$1,718,686	$1,783,512

(1) Includes related party accounts receivable of $15,690 and $6,428 as of March 31, 2026 and December 31, 2025, respectively.

(2) Includes related party deferred revenue of $403 and $3,938 as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively, no shares issued and outstanding at March 31, 2026 and December 31, 2025	$—	$—
Stockholders' equity
Class A Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 174,360,831 and 173,235,428 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	17	17
Class B Common Stock, $0.0001 par value, 5,500,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 5,043,789 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Treasury Stock, 183,229 shares at March 31, 2026 and December 31, 2025, respectively, at cost	(6,642)	(6,642)
Additional Paid-In Capital	2,945,718	2,892,910
Accumulated Other Comprehensive (Loss) Income	(908)	902
Accumulated deficit	(2,521,781)	(2,395,862)
Total Stockholders' equity	$416,405	$491,326
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$2,135,091	$2,274,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenue
Diagnostics	$261,098	$193,804
Data and applications(1)	87,018	61,933
Total net revenue	$348,116	$255,737
Cost and operating expenses
Cost of revenues, diagnostics	100,960	84,783
Cost of revenues, data and applications	25,115	15,751
Technology research and development	45,921	33,391
Research and development	48,237	35,874
Selling, general and administrative	212,594	154,627
Total cost and operating expenses	432,827	324,426
Loss from operations	$(84,711)	$(68,689)
Interest income	3,866	1,813
Interest expense	(14,341)	(18,003)
Other expense, net	(27,709)	(27,455)
Loss before benefit from income taxes	$(122,895)	$(112,334)
Benefit from income taxes	62	46,180
Losses from equity method investments	(3,086)	(1,883)
Net Loss	$(125,919)	$(68,037)
Net loss per share
Basic	$(0.70)	$(0.40)
Diluted	$(0.71)	$(0.40)
Weighted-average shares outstanding used to compute net loss per share
Basic	178,880	170,506
Diluted	178,964	170,506
Comprehensive Loss, net of tax
Net loss	$(125,919)	$(68,037)
Foreign currency translation adjustment	(1,810)	4,598
Comprehensive loss	$(127,729)	$(63,439)

(1) Includes related party revenue of $21,823 and $631 for the three months ended March 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(125,919)	$(68,037)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	52,706	22,974
Loss on marketable equity securities	32,309	31,805
Loss on disposal of property and equipment	334	—
Deferred income taxes	—	(46,216)
Losses from equity method investments	3,086	1,883
Amortization of original issue discount	1,448	560
Amortization of deferred financing fees	86	157
Change in fair value of holdback liability	(1,167)	46
Depreciation and amortization	26,175	20,353
Provision for bad debt expense	636	316
Provision for obsolete inventory	225	—
Non-cash operating lease costs	3,502	2,089
Minimum accretion expense	57	248
PIK interest added to principal	1,674	3,274
Change in assets and liabilities
Accounts receivable(1)	1,990	(45,175)
Inventory	(332)	(911)
Prepaid expenses and other current assets	(2,032)	(5,798)
Investments and other assets	433	(3,358)
Accounts payable	(50,553)	23,572
Deferred revenue(2)	(19,297)	(12,377)
Deferred other income	(3,989)	(3,988)
Accrued data licensing fees	(6)	(250)
Accrued expenses & other	5,257	(27,606)
Interest payable	3,677	3,508
Operating lease liabilities	(3,577)	(2,693)
Net cash used in operating activities	$(73,277)	$(105,624)

(1) Includes increase in related party accounts receivable of $9,262 for the three months ended March 31, 2026. Includes decrease in related party accounts receivable of $3,603 for the three months ended March 31, 2025.

(2) Includes decrease in related party deferred revenue of $3,535 for the three months ended March 31, 2026. Includes increase in related party deferred revenue of $300 for the three months ended March 31, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Investing activities
Purchases of property and equipment	$(8,202)	$(2,074)
Proceeds from sale of marketable equity securities	—	8,316
Business combinations, net of cash acquired (Note 4)	—	(380,762)
Capitalized software costs	(1,865)	(1,298)
Net cash used in investing activities	$(10,067)	$(375,818)

Financing activities
Payment of deferred offering costs	(45)	—
Proceeds from revolving credit facility, net of original issue discount	—	98,000
Proceeds from long-term debt, net of original issue discount	—	196,000
Payment of deferred financing fees	(226)	(958)
Net cash (used in) provided by financing activities	$(271)	$293,042
Effect of foreign exchange rates on cash	$28	$(109)

Net decrease in Cash, Cash Equivalents and Restricted Cash	$(83,587)	$(188,509)
Cash, cash equivalents and restricted cash, beginning of period	609,451	341,835
Cash, cash equivalents and restricted cash, end of period	$525,864	$153,326

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$521,170	$151,603
Restricted cash and cash equivalents	4,694	1,723
Total cash, cash equivalents and restricted cash	$525,864	$153,326

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$9,322	$10,849
Cash (received from) paid for income taxes	$(56)	$—

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$4,592	$7,003
Redemption of convertible promissory note	$9,393	$7,060
Capitalized software costs, accrued but not yet paid	$2,129	$—
Deferred offering costs, accrued but not yet paid	$100	$—
Class A Common Stock issued in connection with business combinations	$—	$310,320
Convertible promissory note principal reset due to amendment	$—	$72,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2025	173,235,428	$17	5,043,789	$1	(183,229)	$(6,642)	2,892,910	$(2,395,862)	$902	$491,326
Issuance of common stock upon settlement of restricted stock units, net	1,125,403	0	—	—	—	—	(0)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	52,808	—	—	52,808
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,810)	(1,810)
Net loss	—	—	—	—	—	—	—	(125,919)	—	(125,919)
Balance at March 31, 2026	174,360,831	$17	5,043,789	$1	(183,229)	$(6,642)	$2,945,718	$(2,521,781)	$(908)	$416,405

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	5,799,686	1	—	—	—	—	(1)	—	—	—
Issuance of common stock in connection with business combinations	5,112,416	0	—	—	—	—	310,320	—	—	310,320
Stock-based compensation expense	—	—	—	—	—	—	22,974	—	—	22,974
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	4,598	4,598
Net loss	—	—	—	—	—	—	—	(68,037)	—	(68,037)
Balance at March 31, 2025	167,989,074	$17	5,043,789	$1	(145,466)	$(3,602)	$2,543,957	$(2,218,871)	$4,692	$326,194

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

The following summarizes the significant segment expenses reconciled to total selling, general and administrative expenses shown on the condensed consolidated statements of operations and comprehensive loss. Other selling, general, and administrative expenses include facilities, professional fees, marketing, travel and entertainment, depreciation and amortization, and stock-based compensation (see Note 11).

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative payroll	$79,142	$61,427
Cloud and software	39,333	24,866
Other selling, general and administrative	94,119	68,334
Selling, general and administrative	$212,594	$154,627

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Tempus AI, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries. Investments in unconsolidated entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for under the cost method of accounting. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

The Company believes that its existing cash and cash equivalents and marketable equity securities at March 31, 2026 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

Other than described below, there have been no changes to the Company’s significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on the Company’s consolidated financial statements and accompanying notes.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The most significant estimates are related to revenue, accounts receivable, stock-based compensation, operating lease liabilities, the useful lives of property, equipment, capitalized software and intangible assets, and the cash flows used in determining the fair value of acquired intangible assets. Actual results could differ from those estimates.

Capitalized Software

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes eligible software development costs for the Company's internally developed projects that are not intended for sale or externally marketed. Internal-use software costs are recorded at cost less accumulated amortization in Capitalized software on the condensed consolidated balance sheets. The Company adopted ASU 2025-06 on January 1, 2026 using a prospective transition basis. Under ASU 2025-06, development costs for applicable projects will begin capitalization when management commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalizes costs directly attributable to the development, design and implementation of the internal use software. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are amortized on a straight-line basis when the capitalized software is ready for its intended use over the estimated useful life of the software, which is typically three to five years.

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The Company adopted the standard on January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial statements.

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". ASU 2025-05 provides a practical expedient that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted the standard on January 1, 2026 on a prospective basis. The Company elected the practical expedient provided by the standard which allows the Company to assume that current macroeconomic conditions as of the balance sheet date persist for the remaining contractual life of current accounts receivable. The adoption of this standard did not have a material impact on the Company's financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU-2025-06 revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. The Company early adopted the standard on January 1, 2026 using a prospective transition approach. The adoption of this standard did not have a material impact on the Company's financial statements. Refer to Note 6 for additional information over the Company's capitalized software.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026 as well as interim periods beginning after December 15, 2027 and may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The update provides clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027 and can be adopted using either a prospective or retrospective method. Early adoption is permitted. The Company is currently evaluating the impact of the guidance on the related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply, including amendments to clarify the calculation of earnings per share when a loss from continuing operations exists. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the guidance on the related disclosures.

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

Disaggregation of Revenue

The Company provides disaggregation of revenue based on Diagnostics and Data and applications on the condensed consolidated statements of operations and comprehensive loss, as it believes these best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. The Company uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $239.3 million and $181.5 million for the three months ended March 31, 2026 and 2025, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Diagnostics revenue for direct bill orders of $21.8 million and $12.3 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized revenue from Insights products of $71.3 million and $49.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized revenue from Trials products of $9.9 million and $9.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company recognized revenue from Next of $5.7 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $378.4 million as of March 31, 2026, of which the Company expects to recognize approximately 50% as revenue over the next year, and the remaining 38%, 7%, and 5% of its remaining performance obligations as revenue in years two, three, four and thereafter, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of March 31, 2026 and December 31, 2025 included contract assets of $24.5 million and $8.1 million, respectively.

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024 and July 2025. The Company agreed to pay up to $12.0 million to Personalis over three years as certain milestones are met, all of which has been paid as of July 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of March 31, 2026 and December 31, 2025, there was $3.9 million and $4.7 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and applications product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $35.1 million and $26.9 million during the three months ended March 31, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

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

A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige will pay approximately $3.2 million to fulfill employee tax obligations related to the issuance, of which $3.0 million has been paid as of

December 2025. The equivalent was withheld from those employees in the Company's Class A common stock and included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back and is payable within five business days of August 22, 2026. The net working capital adjustment resulted in a decrease to the acquisition price of $1.2 million which was recorded to goodwill. The $6.9 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing with changes in fair value recorded within Selling, general and administrative expense.

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

Pursuant to ASC 805, Business Combinations, the Company accounted for the Paige Acquisition as a business combination under the acquisition method of accounting. The valuation of assets acquired and liabilities assumed has not been finalized as of March 31, 2026. While all amounts remain subject to adjustments, the areas subject to the most significant potential adjustments are the assumed remaining purchase commitments. As a result, the Company recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the Paige Closing Date.

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

The acquisition resulted in goodwill of $21.0 million. The aggregate acquisition date fair value of consideration for the Deep 6 Acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of the Company's Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back. The net working capital adjustment resulted in a decrease to the acquisition price of $0.2 million which was recorded to goodwill. The $0.6 million holdback liability is recognized within Other long-term liabilities. The holdback liability is remeasured at fair value in each period following the closing within Selling, general and administrative expense.

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

The Company incurred $7.4 million of transaction costs related to the Ambry Acquisition, of which $0 and $3.0 million were recorded within Selling, general and administrative expense in the condensed consolidated statement of operations during the three months ended March 31, 2026 and 2025, respectively.

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

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

Three Months Ended March 31,
2025
Revenues	$288,660
Net loss	(124,344)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The pro forma financial information for the three months ended March 31, 2025 combines the Company's financial results and the historical results of Ambry for the three months ended March 31, 2025. Included in the adjustment is a $46.2 million tax benefit from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended March 31, 2025, Ambry contributed $63.5 million in net revenue within Diagnostics revenue and $5.5 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting.

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$147,775	$143,651
Leasehold improvements	66,323	64,791
Furniture and fixtures	7,366	6,976
Building	1,234	1,234
Land	9,850	9,850
Total property and equipment, gross	232,548	226,502
Less: accumulated depreciation	(143,955)	(137,346)
Property and equipment, net	$88,593	$89,156

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue, diagnostics	$3,725	$3,641
Cost of revenue, data and applications	—	172
Selling, general and administrative costs	3,700	4,070
Total depreciation	$7,425	$7,883

Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025, consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and employee benefits	$39,146	$38,119
Accrued expenses	82,562	72,553
Accrued cloud storage costs	37,732	41,870
Interest payable	1,188	2,828
Total accrued expenses	$160,628	$155,370

6.
GOODWILL, INTANGIBLES AND CAPITALIZED SOFTWARE

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. There were no goodwill additions during the three months ended March 31, 2026. During the three months ended March 31, 2025, goodwill of $252.3 million was recorded in connection with the Ambry Acquisition and Deep 6 Acquisition. Measurement period adjustments of $3.3 million were recorded related to these acquisitions. Refer to Note 4. The Company recorded no impairment loss during the three months ended March 31, 2026 and 2025.

Intangible assets

Intangible assets are initially recorded at their acquisition cost, or fair value if acquired as part of a business combination and amortized over their estimated useful lives. Intangible assets consist of a website domain, customer relationships, trade names, developed technology acquired as part of a business combination, and licensed data acquired by entering into research collaboration agreements. In each license arrangement, the other party provides the Company with specified data, which is used for research and development purposes and may also be licensed to third parties. The asset represents the Company’s right to use these datasets. The Company also recognizes a liability for the associated minimum payments that are presented within Accrued data licensing fees on the condensed consolidated balance sheets.

There were no impairment charges recognized related to intangible assets during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$57,697	$196,853	$254,550	$48,722	$205,828
Licensed data	28,601	23,929	4,672	28,601	22,954	5,647
Website domain	19	—	19	19	—	19
Trade names	41,000	10,357	30,643	41,000	8,892	32,108
Developed technology - biotech	114,000	26,600	87,400	114,000	20,900	93,100
Developed technology - software	18,000	7,000	11,000	18,000	5,500	12,500
	$456,170	$125,583	$330,587	$456,170	$106,968	$349,202

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $18.6 million and $12.5 million for the three months ended March 31, 2026 and 2025, respectively, and is recorded in Cost of revenues, Research and development, or Selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of March 31, 2026, the estimated future amortization expense related to intangible assets is as follows (in thousands):

4/1/2026 - 12/31/2026	55,695
2027	69,217
2028	62,874
2029	61,232
2030	40,228
2031	38,143
Thereafter	3,179
Total	$330,568

Capitalized software

Capitalized software consists of internal-use software costs, which are initially recorded at cost. The Company adopted ASU 2025-06 on January 1, 2026 on a prospective basis. Refer to Note 1 for further detail. Amortization of capitalized software is recognized using the straight-line method when placed into service over the estimated useful life of the software, which is typically three to five years. Amortization expense was immaterial for the three months ended March 31, 2026 and 2025, and is recorded in Selling, general and administrative expense.

The following summarizes capitalized software, net as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Capitalized software, gross	9,805	6,216
Less: accumulated amortization	(300)	(165)
Capitalized software, net	$9,505	$6,051

There were no impairment charges recognized related to capitalized software during the three months ended March 31, 2026 and 2025, respectively.

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of March 31, 2026, the carrying value of the investment in SB Tempus was $81.7 million. The Company's share of losses from SB Tempus are recorded in Losses from equity method investments.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into Data and applications revenue over the term of the license subscription which ended on March 31, 2026. For each of the three months ended March 31, 2026 and 2025, the Company recognized $6.2 million in Data and applications revenue related to the Data License Agreement.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other expense, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For each of the three months ended March 31, 2026 and 2025, the Company recognized $4.0 million related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended March 31, 2026 and 2025, the Company recognized data licensing and cloud computing expenses of $12.0 million and $14.2 million, respectively, related to non-cancelable arrangements.

As of March 31, 2026, future payments under these contractual obligations were as follows (in thousands):

4/1/2026 - 12/31/2026	36,900
2027	76,678
2028	29,517
2029	24,225
2030	2,667
2031	—
Total purchase obligations	169,987
Less: Current portion of purchase obligations	46,066
Total long-term purchase obligations	$123,921

Legal Matters

From time to time, the Company may be involved in various legal proceedings, including commercial claims from customers and vendors, potential lawsuits seeking damages and/or injunctive relief, employment disputes, subpoenas, government investigations, regulatory or administrative proceedings, and other types of matters arising from the normal course of business activities. There were no material such matters as of and for the three months ended March 31, 2026 and 2025.

9.
LEASES

The Company has entered into various non-cancelable operating lease agreements, primarily for the rent of office and lab space, with expirations at various dates through 2036. Lease cost is recognized on a straight-line basis over the lease term. Variable lease costs, which include items such as real estate taxes, common area maintenance, utilities and storage are not included in the calculation of the right-of-use assets and are recognized as incurred.

The components of total lease costs for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$3,502	$2,089
Variable lease cost	2,041	1,645
Short-term lease costs	194	425
Sublease income	(379)	(44)
Total lease costs	$5,358	$4,115

Lease term and discount rate as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	6.9	7.0
Weighted-average discount rate
Operating leases	6.1%	6.1%

As of March 31, 2026, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
4/1/2026 - 12/31/2026	9,752
2027	17,823
2028	16,570
2029	14,970
2030	12,504
2031	12,743
Thereafter	22,146
Total minimum lease payments	106,508
Less: Amount representing interest	21,146
Present value of net minimum lease payments	85,362
Less: Current portion of lease liabilities	12,639
Total long-term lease liabilities	$72,723

10.
STOCKHOLDERS’ EQUITY

Common Stock

Prior to the initial public offering of the Company’s Class A common stock (“IPO”), the Company had authorized two classes of common stock, voting and non-voting. In March 2021, the Company amended its certificate of incorporation to bifurcate the voting common stock into two classes, Class A common stock and Class B common stock. In connection with the IPO, a further amendment to the Company's certificate of incorporation became effective, which authorized 1,000,000,000 shares of Class A common stock, 5,500,000 shares of Class B common stock, and 20,000,000 shares of preferred stock. In connection with the Company's reincorporation from Delaware to Nevada, the Company adopted amended and restated articles of incorporation under Nevada law (the "Articles of Incorporation"), pursuant to which the Company's authorized capital stock remained unchanged.

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

Treasury Stock

As discussed in Note 4, Paige will pay approximately $3.2 million to fulfill employee tax obligations related to the issuance, of which $3.0 million was paid in December 2025. The equivalent was withheld from those employees in the Company's Class A common stock. These shares were accounted for as treasury stock. The Company records treasury stock at cost.

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

For the three months ended March 31, 2026, the Company sold no shares under the ATM. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, the Company incurred $1.0 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of March 31, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

11.
STOCK-BASED COMPENSATION

2015 Stock Plan

In 2015, the Company adopted the Tempus AI, Inc. 2015 Stock Plan (the “2015 Plan”), which has been amended and restated numerous times to increase the aggregate shares authorized to be issued to employees, consultants, and directors of the Company. As of December 31, 2023, there were 28,115,750 shares authorized under the 2015 Plan.

After the IPO, no further grants will be made under the 2015 Plan.

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based restricted stock awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of March 31, 2026, there were 8,405,137 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

The Company granted 490,801 RSUs during the three months ended March 31, 2026. The Company granted 175,000 PSUs to a non-employee during the three months ended March 31, 2026. Refer to Note 16 for further detail regarding the PSU grant.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues, diagnostics	$2,122	$1,035
Cost of revenues, data and applications	1,553	611
Technology research and development	9,506	3,319
Research and development	4,565	1,982
Selling, general and administrative	34,960	16,027
Total stock-based compensation	$52,706	$22,974

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

The initial purchasers' discount of $23.5 million and deferred financing fees of $0.8 million on the Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the Notes, net in the condensed consolidated balance sheets. As of March 31, 2026, the unamortized initial purchasers' discount and deferred financing fees on the Notes was $20.0 million and $0.7 million, respectively. As of December 31, 2025, the unamortized initial purchasers' discount and deferred financing fees on the Notes was $21.2 million and $0.7 million, respectively. Amortization of the initial purchasers' discount and deferred financing fees are reflected in interest expense on the condensed consolidated statements of operations. Amortization of the initial purchasers' discount totaled $1.2 million for the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company made $3.0 million in interest payments on the Notes. The Company recognized interest expense of $1.4 million related to the Notes during the three months ended March 31, 2026, which represented an effective interest rate of 0.7%. Accrued interest on the Notes is recorded within Accrued expenses on the condensed consolidated balance sheet.

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

The Term Loans are subject to quarterly interest payments, which bears interest based on Term SOFR. Additionally, the Company may make either a paid-in-kind ("PIK") election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Fourth Amendment Agreement, or the Credit Agreement, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which the Company elects to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which the Company elects to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin of 5%, respectively, and the PIK interest rate will be 3.25%. The applicable margin for any interest period for which the Company elects to pay interest in cash will be based on a consolidated first lien leverage ratio.

Interest on the Revolving Loans accrues interest at a per annum rate equal to Term SOFR plus 3.75%. At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million (the “Minimum Revolving Interest Amount”). A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent the Company is being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. The Company is required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. The Company was in compliance with all covenants in the Credit Agreement as of March 31, 2026.

The Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the unamortized original issue discount was $3.1 million and $3.3 million, respectively. As a result of the repayment of the principal amount of the Term Loan Facility in July 2025, the deferred financing fees is $0 as of March 31, 2026 and December 31, 2025. The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the condensed consolidated balance sheets. As of March 31, 2026, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.5 million and $0.7 million, respectively. As of December 31, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.6 million and $0.8 million, respectively.

During the three months ended March 31, 2026, the Company made $6.3 million in interest payments.

Interest expense and the effective interest rate for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense
Term Loans	$6,141	$12,527
Revolving Credit Facility	1,856	1,252

Effective interest rate
Term Loans	11.9%	12.5%
Revolving Credit Facility	7.4%	7.5%

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

The Company recognized interest expense of $3.5 million during both the three months ended March 31, 2026 and 2025. Accrued interest on the Second Amended Note is recorded as Interest Payable within noncurrent liabilities on the condensed consolidated balance sheet.

13.
NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. The Company used the if-converted method to calculate diluted EPS. The Company excluded any potentially dilutive common stock equivalents from the calculation of diluted net loss per share if their effect is anti-dilutive. The Company had net losses in the three months ended March 31, 2026 and 2025. As disclosed in Note 15, the Company held back shares in connection with certain acquisitions. The holdback liability resulted in a dilutive impact to net loss per share.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss, basic	$(125,919)	$(68,037)
Plus: Gain due to a change in fair value for holdback liability	(1,167)	—
Net loss, diluted	$(127,086)	$(68,037)
Denominator:
Weighted-average common shares outstanding, basic	178,880	170,506
Plus: Dilutive effect of holdback liability	84	—
Weighted-average common shares outstanding, diluted	178,964	170,506
Net loss per share, basic	$(0.70)	$(0.40)
Net loss per share, diluted	$(0.71)	$(0.40)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for each period, as the impact of including them would have been anti-dilutive.

	As of March 31,
	2026	2025
Deep 6 holdback liability	—	17,372
Unvested RSUs	5,435,199	5,761,861
Unvested RSAs	14,115	26,059
Unvested PSUs	2,714,600	—
Shares issuable upon conversion of Notes(1)	8,908,350	—
Total potentially dilutive shares	17,072,264	5,805,292

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

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $0.1 million. The effective tax rate for the three months ended March 31, 2026 differs from the statutory federal income tax rate primarily due to the Company's full valuation allowance position in the US which prevents the Company from benefiting current year losses.

Due to the Company’s history of losses in the United States, a full valuation allowance on all other deferred tax assets, including net operating loss carryforwards and other book versus tax differences, was maintained.

The Company will continue to evaluate the realizability of its deferred tax assets on a quarterly basis and adjust the valuation allowance as necessary based on the weight of available evidence.

For the three months ended March 31, 2025, the Company recorded an income tax benefit of $46.2 million. This benefit was the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to a preliminary estimate of $46.2 million net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. The effective tax rate for the three months ended March 31, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the quarter.

15.
FAIR VALUE MEASUREMENTS AND MARKETABLE EQUITY SECURITIES

Fair Value Measurements

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, minimum royalties, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amounts of the related party receivable and minimum royalties approximate fair value because the interest rates used fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

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

The Credit Facilities, the Second Amended Note, and the Notes were not recorded at fair value. The fair values of the Credit Facilities, the Second Amended Note, and the Notes approximated their carrying values as of March 31, 2026 and December 31, 2025. Estimates of the fair values of the Credit Facilities, the Second Amended Note, and the Notes are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement at Reporting Date Using
	March 31, 2026	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$117,902	$117,902	$—	$—
Liabilities
Holdback liability	3,817	3,817	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$150,211	$150,211	$—	$—
Liabilities
Holdback liability	$4,984	$4,984	$—	$—

For the three months ended March 31, 2026 and 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares of Class A common stock were received as payment of accounts receivable. During the three months ended March 31, 2026, the Company did not sell any shares of Recursion Class A common stock. During the three months ended March 31, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other expense, net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains and losses recorded during the three months ended March 31, 2026 and 2025 that relate to marketable equity securities held as of March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
Net loss during the period on marketable equity securities	$32,309	$31,805
Less: Net gain recognized during the period on marketable equity securities sold during the period	$—	(3,264)
Unrealized loss recognized during the period on marketable equity securities still held at the reporting date	$32,309	$35,069

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

The Company has entered into various agreements with our related parties, which primarily encompasses the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $21.8 million and $0.6 million of revenue from related parties for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, there was no amount due to related parties. As of March 31, 2026 and December 31, 2025, the amount due from related parties was $15.7 million and $6.4 million, respectively.

As of March 31, 2026, related party asset and related party asset, less current portion were $11.9 million and $13.1 million, respectively. As of December 31, 2025, the related party asset and related party asset, less current portion were $8.8 million and $16.2 million, respectively. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of March 31, 2026, deferred revenue includes $0.4 million of related party deferred revenue. As of December 31, 2025, deferred revenue includes $3.9 million of related party deferred revenue.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 . Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of forward- looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We primarily operate in the United States and generated total revenue of $348.1 million and $255.7 million in the three months ended March 31, 2026 and 2025, respectively. We also incurred net losses of $125.9 million and $68.0 million in the three months ended March 31, 2026 and 2025, respectively. We generated adjusted EBITDA of $(2.8) million and $(16.2) million in the three months ended March 31, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $48.2 million and $35.9 million during the three months ended March 31, 2026 and 2025 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Diagnostics, this entails our field salesforce developing relationships with individual physicians, genetic counselors, and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data and applications, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners and demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 8,500 physicians and we have worked with over 250 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2025 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $45.9 million and $33.4 million, in the three months ended March 31, 2026 and 2025, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Research and Development

Research and development expense primarily includes costs incurred to develop new assays and products, including validation costs, research and development and allocated lab personnel costs, salaries and benefits of our scientific and laboratory research and development teams, amortization of intangible assets, inventory costs, overhead costs, contract services and other related costs. Research and development costs are expensed as incurred. We plan to continue to invest in new assay development and expansion into new disease areas. As a result, we expect that research and development expenses will increase in absolute dollars for the foreseeable future as we continue to invest to support these activities.

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

Selling, General and Administrative

Our selling, general and administrative expense primarily includes personnel costs, inclusive of stock-based compensation expense, for our sales, executive, accounting and finance, legal and human resources functions, commissions, and other general corporate expenses, including software and tools, professional services, real estate costs, and travel costs.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest from our Second Amended Note, Credit Facilities, and Notes (each as defined in “—Liquidity and Capital Resources”). Interest expense related to our Second Amended Note will continue, but should decrease over time as the principal amount decreases. Interest expense related to the Credit Facilities will continue, but decreased as a result of the prepayment of the Term Loan Facility in July 2025.

Other Expense, Net

Other expense, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus Corp., or SB Tempus. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion and Personalis, Inc., or Personalis, which are recorded within marketable equity securities. These shares are marked to market each reporting period.

Benefit from income taxes

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

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended March 31,
	2026	2025
Net revenue
Diagnostics	$261,098	$193,804
Data and applications	87,018	61,933
Total net revenue	$348,116	$255,737
Cost and operating expenses
Cost of revenues, diagnostics	100,960	84,783
Cost of revenues, data and applications	25,115	15,751
Technology research and development	45,921	33,391
Research and development	48,237	35,874
Selling, general and administrative	212,594	154,627
Total cost and operating expenses	432,827	324,426
Loss from operations	$(84,711)	$(68,689)
Interest income	3,866	1,813
Interest expense	(14,341)	(18,003)
Other expense, net	(27,709)	(27,455)
Loss before benefit from income taxes	(122,895)	(112,334)
Benefit from income taxes	62	46,180
Losses from equity method investments	(3,086)	(1,883)
Net Loss	$(125,919)	$(68,037)

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Diagnostics	$261,098	$193,804	$67,294	35%
Data and applications	87,018	61,933	25,085	41%
Total Net Revenue	$348,116	$255,737	$92,379	36%

The increase in revenue for the three months ended March 31, 2026, compared to the same period in 2025, was due to increased volume of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line. Beginning in 2026, xG (hereditary testing sold to oncologists) volumes and associated revenues are reported within Hereditary, which was applied to 2025 volumes and associated revenues. For comparative purposes, xG volumes were 10,500, 10,500 and 11,000 for three months ended June 30, 2025, September 30, 2025 and December 31, 2025, respectively.

Diagnostics

The increase in Diagnostics revenue for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry in February 2025. Volume of tests increased from approximately 153,000 tests for the three months ended March 31, 2025 to approximately 218,000 tests for the three months ended March 31, 2026, of which 132,500 tests related to Hereditary testing.

Oncology tests increased from approximately 67,000 tests for the three months ended March 31, 2025 to approximately 85,500 tests for the three months ended March 31, 2026. Oncology revenue increased $34.0 million, primarily due to the increase in the volume of clinical oncology tests performed.

Hereditary tests increased from approximately 86,000 tests for the three months ended March 31, 2025 to approximately 132,500 tests for the three months ended March 31, 2026 due to the acquisition of Ambry in February 2025. The increase is primarily due to the inclusion of Ambry for the full quarter and resulted in an increase of $33.3 million.

Data and applications

The increase in Data and applications revenue for the three months ended March 31, 2026, compared to the same period in 2025, was driven primarily by an increase of $21.8 million and $3.0 million from increased demand for our Insights and Next products, respectively. Across all Data and applications products, the increase in revenue in the three months ended March 31, 2026 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services in the three months ended March 31, 2025.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, diagnostics	$100,960	$84,783	$16,177	19%
Cost of revenues, data and applications	25,115	15,751	9,364	59%
Total	$126,075	$100,534	$25,541	25%

The increase in Cost of revenues for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to increases of $8.1 million in personnel-related costs, of which $4.5 million is due to the Ambry Acquisition that occurred in February 2025, $5.9 million in cloud costs, $5.7 million in material and service costs, of which $6.6 million is due to the Ambry Acquisition that occurred in February 2025, $2.0 million of stock-based compensation expenses, and $1.1 million in royalty fees.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to increases of $8.0 million in personnel-related costs, of which $4.5 million is due to the Ambry Acquisition that occurred in February 2025, $5.7 million in material and service costs, of which $6.6 million is due to the Ambry Acquisition that occurred in February 2025, and $1.1 million of stock-based compensation expense.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase of $5.9 million in cloud costs, $1.1 million in royalty fees, and $0.9 million in stock-based compensation.

Technology Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$45,921	$33,391	$12,530	38%

The increase in Technology research and development expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase of $6.2 million of stock-based compensation expenses and increase of $5.5 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $2.6 million is due to the Ambry Acquisition that occurred in February 2025.

Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$48,237	$35,874	$12,363	34%

The increase in Research and development expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase of $6.6 million in personnel-related costs for employees in our research and development group, of which $4.3 million is due to the Ambry Acquisition that occurred in February 2025, $2.6 million of stock-based compensation expense, and $1.6 million of cloud costs, of which $0.9 million is due to the Ambry Acquisition that occurred in February 2025.

Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$212,594	$154,627	$57,967	37%

The increase in Selling, general and administrative expenses for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase of $18.9 million of stock-based compensation expenses, $18.0 million in personnel-related costs, of which $10.3 million is due to the Ambry Acquisition that occurred in February 2025, $5.7 million in amortization of intangibles acquired from the Ambry Acquisition, $7.0 million in software and tools costs, of which $1.6 million is due to the Ambry Acquisition that occurred in February 2025, $5.2 million in cloud storage costs, $2.2 million due to the inclusion of other Ambry costs for the full quarter, and $2.1 million in legal costs. The increase is offset by a decrease in $3.5 million in acquisition costs and $3.0 million in taxes related to the settlement of RSUs.

Interest Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$3,866	$1,813	$2,053	113%

The increase in Interest income for the three months ended March 31, 2026, compared to the same period in 2025, increased primarily due to higher cash on hand as of March 31, 2026 compared to March 31, 2025.

Interest Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(14,341)	$(18,003)	$3,662	-20%

The decrease in Interest expense for the three months ended March 31, 2026, compared to the same period in 2025, is due to a decrease of $6.2 million as a result of the prepayment of the Term Loan Facility in July 2025, leaving only the Additional Term Loan Facility and Revolving Credit Facility outstanding after the prepayment. The decrease is offset by additional interest expense from the Notes, which resulted in an increase of $2.5 million.

Other Expense, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other expense, net	$(27,709)	$(27,455)	$(254)	1%

The change in Other expense, net for the three months ended March 31, 2026, compared to the same period in 2025, was not material.

Benefit from Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Benefit from income taxes	$62	$46,180	$(46,118)	-100%

The change in provision for income tax benefit for the three months ended March 31, 2026, compared to the same period in 2025, was due to a $46.2 million discrete tax benefit recorded in the prior period from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain of our net deferred tax assets.

Losses from Equity Method Investments

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(3,086)	$(1,883)	$(1,203)	64%

The increase in losses from equity method investments for the three months ended March 31, 2026, compared to the same period in 2025, was due to the losses from SB Tempus.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) benefit from income taxes, (v) losses from equity method investments, (vi) changes in fair value of our marketable equity securities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, and (x) amortization of deferred other income from our IP License Agreement with SB Tempus. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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
•
does not reflect provision for or benefit from income taxes that reduces cash available to us; and
•
excludes change in fair value of marketable equity securities and indemnity-related holdback liabilities.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Net loss	$(125,919)	$(68,037)
Interest income	(3,866)	(1,813)
Interest expense	14,341	18,003
Depreciation	7,425	7,883
Amortization	18,750	12,470
Benefit from income taxes	(62)	(46,180)
EBITDA	$(89,331)	$(77,674)
Losses from equity method investments	3,086	1,883
Fair value changes(1)	31,141	31,850
Stock-based compensation expense	52,706	22,974
Employer payroll tax related to stock-based compensation	3,558	5,253
Acquisition related expenses(2)	(4)	3,529
Amortization of technology license	(3,989)	(3,989)
Adjusted EBITDA	$(2,833)	$(16,174)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our marketable equity securities and indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for acquisitions during the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of March 31, 2026, we had an accumulated deficit of $2.5 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of March 31, 2026, we had cash, cash equivalents and restricted cash of $525.9 million.

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

If our available cash and cash equivalents and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products as a result of lower than currently expected rates of reimbursement from our customers or other risks described elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2025, we may seek to sell additional common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities, or exercise of warrants may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available to us on reasonable terms, or at all. The failure to obtain any required future financing may require us to reduce or eliminate certain existing operations.

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

The conversion rate for the Notes is 11.8778 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

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

In connection with the pricing of the Notes on June 30, 2025, and in connection with the exercise in full by the initial purchasers of their option to purchase additional Notes on July 1, 2025, we entered into capped call transactions, or the Capped Call, effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the Capped Call. The Capped Calls have an initial strike price of approximately $84.19 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 8,908,350 shares of our Class A common stock.

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

The Term Loans are subject to quarterly interest payments, which bears interest based on Term SOFR. Additionally, we may make either a paid-in-kind, or PIK, election or a Cash election. Pursuant to the Original Credit Agreement, as amended by the Fourth Amendment Agreement, or the Credit Agreement, interest on the Term Loans accrues at a per annum rate as follows: (i) for any interest period for which we elect to pay interest in cash, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin ranging from 6.75% to 7.75%, respectively, and (ii) for any interest period for which we elect to pay interest in kind, the cash interest rate for Term SOFR borrowings will be Term SOFR plus a margin of 5%, respectively, and the PIK interest rate will be

3.25%. The applicable margin for any interest period for which we elect to pay interest in cash will be based on a consolidated first lien leverage ratio.

Interest on the Revolving Loans accrues interest at a per annum rate equal to Term SOFR plus 3.75%. At all times prior to the termination of the Revolving Credit Facility, to the extent that, on any date, the outstanding aggregate principal amount of Revolving Credit Facility is less than the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, the amount of interest payable on the Revolving Loans shall be equal to the amount of interest that would be payable had the outstanding principal amount of Revolving Loans equaled the greater of (x) 50.0% of the revolving commitments and (y) $50.0 million, or the Minimum Revolving Interest Amount. A commitment fee will accrue on the unused amount of the Revolving Credit Facility at a per annum rate of 0.50%; provided, however, that no such fee shall accrue to the extent we are being charged the Minimum Revolving Interest Amount.

In addition, the Credit Agreement contains customary representations and warranties, financial and other covenants, and events of default, including but not limited to, limitations on earnout, milestone, or deferred purchase obligations, dividends on preferred stock and stock repurchases, cash investments, and acquisitions. We are required to maintain a minimum liquidity of at least $25 million and maintain specified amounts of consolidated revenues for the trailing twelve month period ending on the last day of each fiscal quarter. Minimum consolidated revenues shall equal $1.1 billion for the fiscal quarters ending March 31, 2026 through December 31, 2026. The Credit Agreement also contains a maximum first lien leverage from and after the fiscal quarter ending March 31, 2027. We are in compliance with all covenants in the Credit Agreement as of March 31, 2026.

In July 2025, we repaid in full the principal amount of the Term Loan Facility for $276.9 million, leaving only the Additional Term Loan Facility and Revolving Credit Facility as outstanding.

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

The principal balance of the Second Amended Note was reset to $238.8 million, which is the total of the then-outstanding principal and accrued interest. Consistent with the terms of the Amended Note, the Second Amended Note bears interest at a rate of 6.0% per annum, compounded annually. The principal amount is automatically reduced each year based on a formula taking into account the aggregate value of the Google Cloud Platform services used by us. We account for the principal reductions as an offset to its cloud and compute spend within selling, general and administrative in its condensed consolidated statements of operations and comprehensive loss. The Outstanding Amount under the Second Amended Note is due and payable on the earlier of (1) December 31, 2030, which is the maturity date of the Amended Note, (2) upon the occurrence and during the continuance of an event of default, and (3) upon the occurrence of an acceleration event, which includes any termination by us of the Google Cloud Platform agreement. We generally may not prepay the Outstanding Amount, except that we may, at our option, prepay the Outstanding Amount in an amount such that the principal amount remaining outstanding after such repayment is $150.0 million.

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

We did not sell any shares under the ATM during the three months ended March 31, 2026. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, we incurred $1.0 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of March 31, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(73,277)	$(105,624)
Net cash used in investing activities	$(10,067)	$(375,818)
Net cash (used in) provided by financing activities	$(271)	$293,042

Operating Activities

Cash used in operating activities during the three months ended March 31, 2026 was $73.3 million, which resulted from a net loss of $125.9 million and a net change in our operating assets and liabilities of $68.4 million, offset by non-cash charges of $121.1 million. Non-cash charges primarily consisted of $52.7 million of stock-based compensation, $32.3 million of loss on marketable equity securities, $26.2 million of depreciation and amortization, $3.5 million of non-cash operating lease costs, $3.1 million of losses from equity method investments, and $1.7 million of PIK interest added to principal. The net change in our operating assets and liabilities was primarily the result of a decrease of $50.6 million in accounts payable and due to timing of payments, a decrease of $19.3 million of deferred revenue.

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

Investing Activities

Cash used in investing activities during the three months ended March 31, 2026 was $10.1 million, which was the result of purchases of property and equipment of $8.2 million and purchases of capitalized software of $1.9 million.

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

Financing Activities

Cash used in financing activities during the three months ended March 31, 2026 was $0.3 million, which was primarily due to payment of deferred financing fees of $0.2 million.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as described in the Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of March 31, 2026, we had cash, cash equivalents and restricted cash of $525.9 million held primarily in cash deposits and money market funds. As of March 31, 2026, we had $307.7 million outstanding under our Term Loan Facilities and Revolving Credit Facility, which are subject to quarterly interest payments. A hypothetical 100 basis point increase or decrease in interest rates under our Term Loan Facilities and Revolving Credit Facility would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through March 31, 2026, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of March 31, 2026 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 11, 2024, Guardant Health Inc., or Guardant, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. On March 14, 2025, Tempus filed multiple counterclaims against Guardant under the Lanham Act and related states statutes alleging, among other things, that Guardant’s advertisements were false and misleading. Tempus filed a separate patent infringement complaint against Guardant in the U.S. District Court for the Southern District of California alleging that certain Guardant products infringe U.S. Patent Nos. 12,112,839, 11,640,859, 10,957,041, and 10,991,097, which was subsequently dismissed with prejudice following transfer to the U.S. District Court for the Northern District of California. On August 12, 2025, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Tempus’s xM tests infringe three Guardant U.S. patents. The xM complaint, which has been consolidated with Guardant’s pending patent infringement case in the District of Delaware, seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys fees.

On February 12, 2026, a lawsuit was filed against us in the United States District Court for the Northern District of Illinois. Three companion cases were filed thereafter in the same court. The lawsuits allege violations of the Illinois Genetic Information Privacy Act, other state privacy laws, and certain common law claims, and seek class action status. We believe the lawsuits to be without merit and intend to vigorously defend ourselves.

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

While we believe we have complied with all applicable legal rules and regulations, no assurance can be given as to the timing or outcome of the government’s investigations, or that they will not result in a material adverse effect on our business. In addition, we have received requests for medical records and billing information from certain Unified Program Integrity Coordinators or other third parties working on the government’s behalf regarding clinical diagnostic services provided by us to patients enrolled in the Medicare and Medicaid programs. We have responded to all such requests for information.

We assess legal contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. When evaluating legal contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of potential liability. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Tom Schoenherr, Chief Executive Officer, Diagnostics	Adoption	March 3, 2026	X		To Be Determined(1)	May 31, 2027
Eric Lefkofsky, Chief Executive Officer, Founder and Director	Adoption(2)	March 8, 2026	X		7,050,000(3)	July 2, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
This Rule 10b5-1 trading plan provides for sales of (i) 20,562 shares of Class A common stock and (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 47,180 RSUs and time-vesting PSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs and time-vesting PSUs, and, therefore, is indeterminable at this time.

(2)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1 and the conclusion of Mr. Lefkofsky’s prior Rule 10b5-1 trading plan.
(3)
Represents the adoption of a Rule 10b5-1 trading plan by Blue Media, LLC and Gray Media, LLC, each an entity controlled by Mr. Lefkofsky, and Lefkofsky Family Foundation and Vas.org Foundation, of each of which Mr. Lefkofsky is a trustee, providing for the sale of up to 4,590,000 shares of Class A common stock held by Blue Media, LLC, up to 1,955,000 shares of Class A common stock held by Gray Media, LLC, up to 255,000 shares of Class A common stock held by Lefkofsky Family Foundation, and up to 250,000 shares of Class A common stock held by Vas.org Foundation.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Plan of Conversion.	10-Q	001-42130	2.1	August 8, 2025

3.1	Articles of Incorporation of the Registrant.	10-Q	001-42130	3.1	August 8, 2025

3.2	Amended and Restated Articles of Incorporation of the Registrant.	10-Q	001-42130	3.2	November 4,2025

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-42130	3.2	August 8, 2025

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

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

TEMPUS AI, INC.

Date: May 5, 2026	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)