Form 10-Q
period 2026-06-30
Tempus AI, Inc.
filed 2026-07-30
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, there were 175,390,967 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

June 30, 2026

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$599,614	$604,787
Accounts receivable(1), net of allowances of $2,794 and $2,755 at June 30, 2026 and December 31, 2025, respectively	360,924	311,170
Inventory	53,512	51,724
Related party asset	17,500	8,785
Prepaid expenses and other current assets	42,938	40,498
Marketable equity securities	216,377	150,211
Total current assets	$1,290,865	$1,167,175
Property and equipment, net	89,066	89,156
Goodwill	470,166	470,211
Intangible assets, net	312,457	349,202
Capitalized software, net	19,772	6,051
Investments and other assets	17,164	21,111
Investment in joint venture	77,811	86,557
Investment in related party	8,750	—
Related party asset, less current portion	14,583	16,215
Operating lease right-of-use assets	60,553	64,496
Restricted cash	4,724	4,664
Total Assets	$2,365,911	$2,274,838

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	73,818	81,994
Related party payable	10,000	—
Accrued expenses	181,271	155,370
Deferred revenue(2)	87,251	92,673
Deferred other income	15,955	15,955
Other current liabilities	8,293	8,680
Operating lease liabilities	12,192	13,355
Accrued data licensing fees	2,712	4,361
Total current liabilities	$391,492	$372,388
Operating lease liabilities, less current portion	71,266	74,272
Convertible promissory note	187,929	208,672
Other long-term liabilities	56,270	56,600
Revolving credit facility	—	100,000
Interest payable	19,155	12,393
Long-term debt, net	—	202,753
Convertible senior notes, net	1,172,781	728,078
Deferred other income, less current portion	—	7,977
Deferred revenue, less current portion	22,084	20,379
Total Liabilities	$1,920,977	$1,783,512

(1) Includes related party accounts receivable of $10,924 and $6,428 as of June 30, 2026 and December 31, 2025, respectively.

(2) Includes related party deferred revenue of $403 and $3,938 as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively, no shares issued and outstanding at June 30, 2026 and December 31, 2025	$—	$—
Stockholders' equity
Class A Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 175,200,077 and 173,235,428 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	17
Class B Common Stock, $0.0001 par value, 5,500,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 5,043,789 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Treasury Stock, 183,229 shares at June 30, 2026 and December 31, 2025, respectively, at cost	(6,642)	(6,642)
Additional Paid-In Capital	2,969,637	2,892,910
Accumulated Other Comprehensive (Loss) Income	(1,941)	902
Accumulated deficit	(2,516,139)	(2,395,862)
Total Stockholders' equity	$444,934	$491,326
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$2,365,911	$2,274,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue
Diagnostics(1)	$289,333	$241,843	$550,431	$435,647
Data and applications(2)	93,153	72,792	180,171	134,725
Total net revenue	$382,486	$314,635	$730,602	$570,372
Cost and operating expenses
Cost of revenues, diagnostics	108,233	99,756	209,193	184,539
Cost of revenues, data and applications	27,755	19,840	52,870	35,591
Technology research and development	43,929	34,482	89,850	67,873
Research and development	52,637	41,619	100,874	77,493
Selling, general and administrative	225,845	180,712	438,439	335,339
Total cost and operating expenses	458,399	376,409	891,226	700,835
Loss from operations	$(75,913)	$(61,774)	$(160,624)	$(130,463)
Interest income	3,897	1,093	7,763	2,906
Interest expense	(10,283)	(21,579)	(24,624)	(39,582)
Loss on debt extinguishment	(11,643)	—	(11,643)	—
Other income, net	102,757	41,729	75,048	14,274
Income (loss) before (provision for) benefit from income taxes	$8,815	$(40,531)	$(114,080)	$(152,865)
(Provision for) benefit from income taxes	(309)	(212)	(247)	45,968
Losses from equity method investments	(2,864)	(2,100)	(5,950)	(3,983)
Net income (loss)	$5,642	$(42,843)	$(120,277)	$(110,880)
Net income (loss) per share
Basic	$0.03	$(0.25)	$(0.67)	$(0.64)
Diluted	$0.03	$(0.25)	$(0.67)	$(0.64)
Weighted-average shares outstanding used to compute net income (loss) per share
Basic	179,917	173,381	179,404	171,960
Diluted	182,397	173,381	179,404	171,960
Comprehensive income (loss), net of tax
Net income (loss)	$5,642	$(42,843)	$(120,277)	$(110,880)
Foreign currency translation adjustment	(1,033)	3,756	(2,843)	8,354
Comprehensive income (loss)	$4,609	$(39,087)	$(123,120)	$(102,526)

(1) Includes related party revenue of $40 and $0 for the three months ended June 30, 2026 and 2025, respectively. Includes related party revenue of $190 and $1 for the six months ended June 30, 2026 and 2025, respectively.

(2) Includes related party revenue of $21,984 and $15,908 for the three months ended June 30, 2026 and 2025, respectively. Includes related party revenue of $43,657 and $16,538 for the six months ended June 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(120,277)	$(110,880)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	106,827	45,429
Gain on marketable equity securities	(66,166)	(6,007)
Loss on disposal of property and equipment	375	—
Deferred income taxes	—	(46,216)
Losses from equity method investments	5,950	3,983
Amortization of original issue discount	3,125	1,169
Amortization of deferred financing fees	194	332
Change in fair value of holdback liability	(94)	312
Loss on debt extinguishment	11,643	—
Depreciation and amortization	52,161	48,385
Provision for bad debt expense	866	625
Provision for obsolete inventory	400	—
Non-cash operating lease costs	6,896	4,573
Minimum accretion expense	88	108
PIK interest added to principal	1,674	7,157
Change in assets and liabilities
Accounts receivable(1)	(50,565)	(49,155)
Inventory	(2,188)	1,974
Prepaid expenses and other current assets	(2,440)	(188)
Investments and other assets	960	(11,073)
Accounts payable	(30,225)	7,025
Related party asset	2,917	—
Deferred revenue(2)	(12,467)	36,836
Deferred other income	(7,977)	(7,977)
Accrued data licensing fees	(1,568)	3,957
Accrued expenses & other	19,941	6,991
Interest payable	6,270	7,122
Operating lease liabilities	(7,122)	(5,942)
Net cash used in operating activities	$(80,802)	$(61,460)

(1) Includes increase in related party accounts receivable of $4,496 for the six months ended June 30, 2026. Includes decrease in related party accounts receivable of $2,089 for the six months ended June 30, 2025.

(2) Includes decrease in related party deferred revenue of $3,535 for the six months ended June 30, 2026. Includes increase in related party deferred revenue of $36,685 for the six months ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Investing activities
Purchases of property and equipment	$(14,327)	$(9,588)
Proceeds from sale of marketable equity securities	—	8,316
Business combinations, net of cash acquired (Note 4)	—	(380,762)
Capitalized software costs	(6,832)	(3,295)
Net cash used in investing activities	$(21,159)	$(385,329)

Financing activities
Proceeds from convertible senior notes, net of initial purchasers' discount	443,132	—
Principal payments on long-term debt	(207,717)	—
Principal payments on revolving credit facility	(100,000)	—
Prepayment premium on long-term debt	(6,433)	—
Payment of deferred offering costs	(147)	—
Purchases of capped call	(31,234)	—
Proceeds from revolving credit facility, net of original issue discount	—	98,000
Proceeds from long-term debt, net of original issue discount	—	196,000
Payment of deferred financing fees	(751)	(958)
Net cash provided by financing activities	$96,850	$293,042
Effect of foreign exchange rates on cash	$(2)	$(37)

Net decrease in Cash, Cash Equivalents and Restricted Cash	$(5,113)	$(153,784)
Cash, cash equivalents and restricted cash, beginning of period	609,451	341,835
Cash, cash equivalents and restricted cash, end of period	$604,338	$188,051

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$599,614	$186,310
Restricted cash and cash equivalents	4,724	1,741
Total cash, cash equivalents and restricted cash	$604,338	$188,051

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$12,299	$23,980
Cash paid for income taxes	$247	$136
Preferred stock received on accounts receivable(3)	$8,750	$—

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$6,106	$6,863
Redemption of convertible promissory note	$20,743	$14,338
Deferred financing fees, accrued but not yet paid	$726	$545
Deferred offering costs, accrued but not yet paid	$129	$95
Operating lease liabilities arising from obtaining right-of-use assets	$360	$606
Capitalized software costs, accrued but not yet paid	$6,564	$—
Class A Common Stock issued in connection with business combinations	$—	$310,320
Convertible promissory note principal reset due to amendment	$—	$72,488

(3) Includes related party preferred stock of $8,750 for the six months ended June 30, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2025	173,235,428	$17	5,043,789	$1	(183,229)	$(6,642)	2,892,910	$(2,395,862)	$902	$491,326
Issuance of common stock upon settlement of restricted stock units, net	1,964,649	1	—	—	—	—	(1)	—	—	—
Purchase of capped call	—	—	—	—	—	—	(31,234)	—	—	(31,234)
Stock-based compensation expense	—	—	—	—	—	—	107,962	—	—	107,962
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,843)	(2,843)
Net loss	—	—	—	—	—	—	—	(120,277)	—	(120,277)
Balance at June 30, 2026	175,200,077	$18	5,043,789	$1	(183,229)	$(6,642)	$2,969,637	$(2,516,139)	$(1,941)	$444,934

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	(145,466)	$(3,602)	2,210,664	$(2,150,834)	$94	$56,339
Issuance of common stock upon settlement of restricted stock units, net	6,391,439	1	—	—	—	—	(1)	—	—	(0)
Issuance of common stock in connection with business combinations	5,112,416	0	—	—	—	—	310,320	—	—	310,320
Stock-based compensation expense	—	—	—	—	—	—	45,429	—	—	45,429
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8,354	8,354
Net loss	—	—	—	—	—	—	—	(110,880)	—	(110,880)
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	(145,466)	$(3,602)	$2,566,412	$(2,261,714)	$8,448	$309,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2026	174,360,831	$17	5,043,789	$1	(183,229)	$(6,642)	2,945,718	$(2,521,781)	$(908)	$416,405
Issuance of common stock upon settlement of restricted stock units, net	839,246	1	—	—	—	—	(1)	—	—	—
Purchase of capped call	—	—	—	—	—	—	(31,234)	—	—	(31,234)
Stock-based compensation expense	—	—	—	—	—	—	55,154	—	—	55,154
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,033)	(1,033)
Net income	—	—	—	—	—	—	—	5,642	—	5,642
Balance at June 30, 2026	175,200,077	$18	5,043,789	$1	(183,229)	$(6,642)	$2,969,637	$(2,516,139)	$(1,941)	$444,934

	Voting Common Stock						Additional		Accumulated Other	Total
	Class A		Class B		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2025	167,989,074	$17	5,043,789	$1	(145,466)	$(3,602)	2,543,957	$(2,218,871)	$4,692	$326,194
Issuance of common stock upon settlement of restricted stock units, net	591,753	0	—	—	—	—	(0)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	22,455	—	—	22,455
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,756	3,756
Net loss	—	—	—	—	—	—	—	(42,843)	—	(42,843)
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	(145,466)	$(3,602)	$2,566,412	$(2,261,714)	$8,448	$309,562

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

The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive loss. The CODM uses consolidated net income (loss) to evaluate income generated from segment assets. Net income (loss) is used to monitor budget versus actual results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative payroll	$84,147	$69,588	$163,289	$131,015
Cloud and software	43,841	30,359	83,174	57,763
Other selling, general and administrative	97,857	80,765	191,976	146,561
Selling, general and administrative	$225,845	$180,712	$438,439	$335,339

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

The Company believes that its existing cash and cash equivalents and marketable equity securities at June 30, 2026 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

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

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. The Company uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $264.4 million and $221.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized revenue for clinical orders of $503.7 million and $403.2 million for the six months ended June 30, 2026 and 2025, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Diagnostics revenue for direct bill orders of $24.9 million and $20.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized Diagnostics revenue for direct bill orders of $46.7 million and $32.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Insights products of $77.7 million and $57.2 million for the three months ended June 30, 2026 and 2025, respectively and $149.0 million and $106.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Trials products of $9.0 million and $9.8 million for the three months ended June 30, 2026 and 2025, respectively and $18.9 million and $19.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Next of $6.3 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively and $12.0 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $395.3 million as of June 30, 2026, of which the Company expects to recognize approximately 51% as revenue over the next year, and the remaining 36%, 9%, and 4% of its remaining performance obligations as revenue in years two, three, four and thereafter, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of June 30, 2026 and December 31, 2025 included contract assets of $31.7 million and $8.1 million, respectively.

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, Inc. (“Personalis”), which was subsequently amended in August 2024 and July 2025. The Company agreed to pay up to $12.0 million to Personalis over three years as certain milestones are met, all of which has been paid as of July 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of June 30, 2026 and December 31, 2025, there was $2.8 million and $4.7 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and applications product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $51.3 million and $50.4 million during the six months ended June 30, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

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

The Company incurred $7.4 million of transaction costs related to the Ambry Acquisition, of which $0 and $1.5 million were recorded during the three months ended June 30, 2026 and 2025, respectively, and $0, and $4.5 million were recorded during the six months ended June 30, 2026 and 2025, respectively, within Selling, general and administrative expense in the condensed consolidated statement of operations.

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

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenues	$314,635	$603,295
Net loss	(41,326)	(149,723)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The pro forma financial information for the three and six months ended June 30, 2025 combines the Company's financial results and the historical results of Ambry for the three and six months ended June 30, 2025. Included in the adjustment is a $46.2 million tax benefit from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended June 30, 2025, Ambry contributed $97.3 million in net revenue within Diagnostics revenue and $2.2 million of net income to the consolidated Tempus results. For the six months ended June 30, 2025, Ambry contributed $160.8 million in net revenue within Diagnostics revenue and $7.7 million of net income to the consolidated Tempus results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting.

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$153,136	$143,651
Leasehold improvements	68,364	64,791
Furniture and fixtures	7,547	6,976
Building	1,234	1,234
Land	9,850	9,850
Total property and equipment, gross	240,131	226,502
Less: accumulated depreciation	(151,065)	(137,346)
Property and equipment, net	$89,066	$89,156

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue, diagnostics	$3,666	$3,994	$7,391	$7,635
Cost of revenue, data and applications	—	111	—	283
Selling, general and administrative costs	3,459	4,242	7,159	8,312
Total depreciation	$7,125	$8,347	$14,550	$16,230

Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025, consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and employee benefits	$48,916	$38,119
Accrued expenses	84,199	72,553
Accrued cloud storage costs	45,547	41,870
Interest payable	2,609	2,828
Total accrued expenses	$181,271	$155,370

6.
GOODWILL, INTANGIBLES AND CAPITALIZED SOFTWARE

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. There were no goodwill additions during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, goodwill of $252.3 million was recorded in connection with the Ambry Acquisition and Deep 6 Acquisition. Measurement period adjustments of $3.3 million were recorded related to these acquisitions. There were no goodwill additions during the three months ended June 30, 2025. Refer to Note 4. The Company recorded no impairment loss during the three and six months ended June 30, 2026 and 2025.

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

There were no impairment charges recognized related to intangible assets during the three and six months ended June 30, 2026 and 2025, respectively.

The following table summarizes intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$66,671	$187,879	$254,550	$48,722	$205,828
Licensed data	29,164	24,983	4,181	28,601	22,954	5,647
Website domain	19	—	19	19	—	19
Trade names	41,000	11,822	29,178	41,000	8,892	32,108
Developed technology - biotech	114,000	32,300	81,700	114,000	20,900	93,100
Developed technology - software	18,000	8,500	9,500	18,000	5,500	12,500
	$456,733	$144,276	$312,457	$456,170	$106,968	$349,202

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $18.7 million and $19.7 million for the three months ended June 30, 2026 and 2025, respectively, and $37.3 million and $32.2 million for the six months ended June 30, 2026 and 2025, respectively, and is recorded in Cost of revenues, Research and development, or Selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of June 30, 2026, the estimated future amortization expense related to intangible assets is as follows (in thousands):

7/1/2026 - 12/31/2026	37,137
2027	69,329
2028	62,987
2029	61,344
2030	40,319
2031	38,143
Thereafter	3,179
Total	$312,438

Capitalized software

Capitalized software consists of internal-use software costs and software that will be sold, leased or otherwise marketed, which are initially recorded at cost. The Company adopted ASU 2025-06 on January 1, 2026 on a prospective basis. Refer to Note 1 for further detail. Amortization of internal-use capitalized software is recognized using the straight-line method when placed into service over the estimated useful life of the software, which is typically three to five years. Amortization expense of internal-use capitalized software was immaterial for the three and six months ended June 30, 2026 and 2025, and is recorded in Selling, general and administrative expense. No amortization expense of external-use software has been recorded for the three and six months ended June 30, 2026 and 2025.

The following summarizes capitalized software, net as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Capitalized software, gross	20,239	6,216
Less: accumulated amortization	(467)	(165)
Capitalized software, net	$19,772	$6,051

There were no impairment charges recognized related to capitalized software during the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of June 30, 2026, the carrying value of the investment in SB Tempus was $77.8 million. The Company's share of losses from SB Tempus are recorded in Losses from equity method investments.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and will be recognized into Data and applications revenue over the term of the license subscription which ended on March 31, 2026. For the three months ended June 30, 2026 and 2025, the Company recognized $0 and $6.2 million in Data and applications revenue related to the Data License Agreement, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $6.2 million and $12.5 million in Data and services revenue related to the Data License Agreement, respectively.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. For each of the three months ended June 30, 2026 and 2025, the Company recognized $4.0 million related to the IP License Agreement. For each of the six months ended June 30, 2026 and 2025, the Company recognized $8.0 million related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended June 30, 2026 and 2025, the Company recognized data licensing and cloud computing expenses of $12.1 million and $9.1 million, respectively, related to non-cancelable arrangements. For the six months ended June 30, 2026 and 2025, the Company recognized data licensing and cloud computing expenses of $24.1 million and $23.3 million, respectively, related to non-cancelable arrangements.

As of June 30, 2026, future payments under these contractual obligations were as follows (in thousands):

7/1/2026 - 12/31/2026	25,710
2027	75,793
2028	29,517
2029	24,225
2030	2,667
2031	—
Total purchase obligations	157,912
Less: Current portion of purchase obligations	44,041
Total long-term purchase obligations	$113,871

Legal Matters

From time to time, the Company may be involved in various legal proceedings, including commercial claims from customers and vendors, potential lawsuits seeking damages and/or injunctive relief, employment disputes, subpoenas, government investigations, regulatory or administrative proceedings, and other types of matters arising from the normal course of business activities. There were no material matters as of and for the three and six months ended June 30, 2026 and 2025.

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

The components of total lease costs for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3,394	$2,484	$6,896	$4,573
Variable lease cost	1,415	1,953	3,456	3,598
Short-term lease costs	170	219	364	644
Sublease income	(375)	(45)	(754)	(89)
Total lease costs	$4,604	$4,611	$9,962	$8,726

Lease term and discount rate as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	6.7	7.0
Weighted-average discount rate
Operating leases	6.1%	6.1%

As of June 30, 2026, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
7/1/2026 - 12/31/2026	6,290
2027	17,953
2028	16,704
2029	15,015
2030	12,504
2031	12,743
Thereafter	22,146
Total minimum lease payments	103,355
Less: Amount representing interest	19,897
Present value of net minimum lease payments	83,458
Less: Current portion of lease liabilities	12,192
Total long-term lease liabilities	$71,266

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

For the three and six months ended June 30, 2026, the Company sold no shares under the ATM. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, the Company incurred $1.1 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of June 30, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, RSUs, restricted stock unit awards (“RSAs”), performance-based restricted stock awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of June 30, 2026, there were 6,508,360 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

The Company granted 2,126,266 and 2,617,067 RSUs during the three and six months ended June 30, 2026. The Company granted 0 and 175,000 PSUs to a non-employee during the three and six months ended June 30, 2026. Refer to Note 16 for further detail regarding the PSU grant.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues, diagnostics	$3,636	$1,420	$5,758	$2,455
Cost of revenues, data and applications	968	693	2,521	1,304
Technology research and development	8,641	3,285	18,147	6,604
Research and development	5,287	2,335	9,852	4,317
Selling, general and administrative	35,589	14,722	70,549	30,749
Total stock-based compensation	$54,121	$22,455	$106,827	$45,429

12.
DEBT

Convertible Senior Notes due 2032

On May 12, 2026, the Company completed a private offering (the “2026 Offering”) of $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the “2032 Notes”). The Company's net proceeds from the 2026 Offering were $441.9 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by the Company.

The 2032 Notes are general unsecured obligations of the Company and will mature on May 15, 2032. The 2032 Notes will not bear regular interest, and the principal amount of the 2032 Notes will not accrete. The 2032 Notes are convertible at the option of the holders prior to February 15, 2032, only upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2032 Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2032 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate for the 2032 Notes on each such trading day;
(3)
If the Company calls such 2032 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after February 15, 2032, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2032 Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver cash, shares of the Company's Class A common stock or a combination of cash and shares of the Company's Class A common stock, at the Company’s election.

The conversion rate for the 2032 Notes will initially be 14.4388 shares of the Company's Class A common stock per $1,000 principal amount of 2032 Notes, which is equivalent to an initial conversion price of approximately $69.26 per share of the Company's Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

On or after May 21, 2029, the Company may redeem for cash all or any portion of the 2032 Notes if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2032 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2032 Notes, at least $75.0 million aggregate principal amount of 2032 Notes must be outstanding and not subject to redemption. No sinking fund is provided for the 2032 Notes.

If the Company undergoes a fundamental change (as defined in the indenture governing the 2032 Notes), then, subject to certain conditions and exceptions, noteholders may require the Company to repurchase for cash all or any portion of their 2032 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The indenture governing the 2032 Notes contains customary terms and covenants, including that upon certain events of default either the 2032 Trustee or the holders of at least 25% in principal amount of the outstanding 2032 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2032 Notes to be due and payable.

If there is an event of default relating to failures by the Company to comply with certain reporting requirements, the Company may elect, at its option, that the sole remedy to consist exclusively of the right of the noteholders to receive special interest on the 2032 Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%.

The initial purchasers' discount and deferred financing fees on the 2032 Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the 2032 Notes, net in the condensed consolidated balance sheets. As of June 30, 2026, the net carrying amount of the 2032 Notes are as follows:

June 30, 2026
Principal	460,000
Unamortized deferred financing fees	(1,216)
Unamortized initial purchasers' discount	(16,491)
Net carrying amount	442,293

Amortization of the initial purchasers' discount and deferred financing fees are reflected in Interest expense on the condensed consolidated statements of operations. The Company recognized interest expense during the three and six months ended June 30, 2026 as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
2032 Notes
Amortization of initial purchasers' discount	377	377
Amortization of deferred financing fees	28	28
Total interest expense	405	405
Effective interest rate	0.4%	0.2%

Convertible Senior Notes due 2030

On July 3, 2025, the Company completed a private offering (the "2025 Offering") of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the "2030 Notes" and, together with the 2032 Notes, the "Notes"). The Company's net proceeds from the 2025 Offering were $725.7 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by the Company.

The 2030 Notes are general unsecured obligations of the Company and will mature on July 15, 2030. Interest on the 2030 Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2030 Notes are convertible at the option of the noteholders prior to April 15, 2030, only upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter, commencing after the fiscal quarter ending on September 30, 2025, if the last reported sale price of the Company’s Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2030 Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate for the 2030 Notes on each such trading day;

(3)
If the Company calls the 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver cash, shares of the Company's Class A common stock or a combination of cash and shares of the Company's Class A common stock, at the Company’s election.

The conversion rate for the 2030 Notes is 11.8778 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of the Company's Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

On or after July 20, 2028, the Company may redeem for cash all or any portion of the 2030 Notes if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2030 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption. No sinking fund is provided for the 2030 Notes.

If the Company undergoes a fundamental change (as defined in the indenture governing the 2030 Notes), then, subject to certain conditions and exceptions, noteholders may require the Company to repurchase for cash all or any portion of their 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

The initial purchasers' discount and deferred financing fees on the 2030 Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the 2030 Notes, net in the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes are as follows:

	June 30, 2026	December 31, 2025
Principal	750,000	750,000
Unamortized deferred financing fees	(638)	(734)
Unamortized initial purchasers' discount	(18,874)	(21,188)
Net carrying amount	730,488	728,078

During the six months ended June 30, 2026, the Company made $3.0 million in interest payments on the 2030 Notes. Accrued interest on the 2030 Notes is recorded within Accrued expenses on the condensed consolidated balance sheet. Amortization of the initial purchasers' discount and deferred financing fees are reflected in Interest expense on the condensed consolidated statements of operations. The Company recognized interest expense during the three and six months ended June 30, 2026 as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
2030 Notes
Contractual interest expense	1,422	2,781
Amortization of initial purchasers' discount	1,164	2,314
Amortization of deferred financing fees	39	96
Total interest expense	2,625	5,191
Effective interest rate	1.4%	1.4%

Capped Call Transactions

In connection with the pricing of the 2032 Notes on May 7, 2026, and the exercise in full by the initial purchasers of their option to purchase additional 2032 Notes on May 8, 2026, the Company entered into capped call transactions (the "2032 Capped Call") with one of the initial purchasers or its affiliate and other financial institutions. The 2032 Capped Call is expected generally to reduce the potential dilution to the Company's Class A common stock upon any conversion of the 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $98.9400 per share, which is subject to certain adjustments under the terms of the 2032 Capped Call. The 2032 Capped Call have an initial strike price of approximately $69.26 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2032 Notes. The 2032 Capped Call cover, subject to anti-dilution adjustments, approximately 6,641,848 shares of the Company's Class A common stock.

In connection with the pricing of the 2030 Notes on June 30, 2025, and the exercise in full by the initial purchasers of their option to purchase additional 2030 Notes on July 1, 2025, the Company entered into capped call transactions (the "2030 Capped Call"), effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The 2030 Capped Call is expected generally to reduce the potential dilution to the Company's Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the 2030 Capped Call. The 2030 Capped Call have an initial strike price of approximately $84.19 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Call cover, subject to anti-dilution adjustments, approximately 8,908,350 shares of the Company's Class A common stock.

The 2030 and 2032 Capped Call (together, the "Capped Call Transactions") qualifies for a scope exception from derivative accounting for instruments that are both indexed to the issuer's own stock and classified in stockholders' equity. The $73.0 million incurred to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets, and will not be remeasured as long as they continue to meet the conditions for equity classification.

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

On June 30, 2025, in conjunction with the 2025 Offering, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment Agreement”). The Fourth Amendment Agreement amended the terms of the Credit Agreement to (i) permit the Offering and the related derivative transactions and (ii) provide that the Offering satisfies the junior capital raise requirement set forth in the Credit Agreement. Except as noted above, the material terms of the Credit Agreement were not amended. The Fourth Amendment Agreement was accounted for as a debt modification.

The Term Loans and Revolving Credit Facility (together with the Term Loan Facility, the “Credit Facilities”) are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate (“SOFR”) loans.

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

In July 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million. In May 2026, the Company repaid in full the principal amount for $307.7 million of the Additional Term Loan Facility and Revolving Credit Facility. In connection with this repayment, the Credit Agreement, as amended, and all guarantee and security documents executed in connection therewith, were terminated. No amounts under the Credit Facilities remain outstanding as of June 30, 2026. The Company recorded a loss on debt extinguishment of $11.6 million in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026, representing a prepayment premium of $6.4 million, unamortized original issue discount of $4.5 million, and unamortized deferred financing fees of $0.7 million.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. As a result of the repayment of the principal amount of the Additional Term Loan Facility in May 2026, as of June 30, 2026, the original issue discount was $0. As of December 31, 2025, the unamortized original issue discount was $3.3 million. As a result of the repayment of the principal amount of the Term Loan Facility in July 2025, the deferred financing fees is $0 as of June 30, 2026 and December 31, 2025.

The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the condensed consolidated balance sheets. As of June 30, 2026, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility were both $0 as a result of the repayment of the principal amount of the Revolving Credit Facility in May 2026. As of December 31, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.6 million and $0.8 million, respectively.

During the six months ended June 30, 2026, the Company made $9.3 million in interest payments.

Interest expense and the effective interest rate for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense
Term Loans	2,896	15,150	$9,037	$27,677
Revolving Credit Facility	869	2,035	2,725	3,286

Effective interest rate
Term Loans	12.5%	12.7%	12.6%	12.6%
Revolving Credit Facility	7.8%	8.1%	7.8%	7.9%

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

The Company recognized interest expense of $3.3 million and $3.6 million during the three months ended June 30, 2026 and 2025, respectively. The Company recognized interest expense of $6.8 million and $7.1 million during the six months ended June 30, 2026 and 2025, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within noncurrent liabilities on the condensed consolidated balance sheet.

13.
NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. The Company used the if-converted method for its convertible debt instruments and the treasury stock method for options, warrants, and similar instruments in accordance with ASC 260 to calculate diluted EPS. The Company excluded any potentially dilutive common stock equivalents from the calculation of diluted net income (loss) per share if their effect is anti-dilutive. As the Company had net losses in the three months ended June 30, 2025 and the six months ended June 30, 2026 and 2025, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss), basic	$5,642	$(42,843)	$(120,277)	$(110,880)
Net income (loss), diluted	$5,642	$(42,843)	$(120,277)	$(110,880)
Denominator:
Weighted-average common shares outstanding, basic	179,917	173,381	179,404	171,960
Plus: Dilutive effect of RSUs, PSUs and RSAs	2,480	—	—	—
Weighted-average common shares outstanding, diluted	182,397	173,381	179,404	171,960
Net income (loss) per share, basic	$0.03	$(0.25)	$(0.67)	$(0.64)
Net income (loss) per share, diluted	$0.03	$(0.25)	$(0.67)	$(0.64)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net income (loss) per share for the three months ended June 30, 2025 and the six months ended June 30, 2026 and 2025, as the impact of including them would have been anti-dilutive.

	As of June 30,
	2026	2025
Deep 6 holdback liability	13,614	17,372
Paige holdback liability	70,792	—
Unvested RSUs	3,161,182	6,670,364
Unvested RSAs	—	23,887
Unvested PSUs	1,828,052	—
Shares issuable upon conversion of Notes(1)	15,550,198	—
Total potentially dilutive shares	20,623,838	6,711,623

(1) As disclosed in Note 12, the Company entered into the Capped Call Transactions in connection with the pricing of the Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the Notes. As such, the impact of the Capped Call Transactions was excluded from the calculation as the effect of the Capped Call Transactions if issued upon conversion of the Notes, would have been anti-dilutive.

As disclosed in Note 12, the Second Amended Note may be fully converted to shares upon maturity at the holder’s option, or up to 50% may be converted to shares upon maturity at the Company's option. The number of shares to be issued is based on the amount outstanding at the maturity date, which is subject to reduction based on services used by us prior to the maturity date. As such, these are treated as contingently issuable shares and are excluded from potential dilutive impact.

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

For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $0.3 million and $0.2 million, respectively. The effective tax rate for the three and six months ended June 30, 2026 differs from the statutory federal income tax rate primarily due to the Company's full valuation allowance position in the US which prevents the Company from benefiting current year losses.

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

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $0.2 million and income tax benefit of $46.0 million. This benefit was the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. The effective tax rate for the three and six months ended June 30, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the quarter.

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

The Credit Facilities, the Second Amended Note, and the Notes were not recorded at fair value. The fair values of the Credit Facilities, the Second Amended Note, and the Notes approximated their carrying values as of June 30, 2026 and December 31, 2025. Estimates of the fair values of the Credit Facilities, the Second Amended Note, and the Notes are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement at Reporting Date Using
	June 30, 2026	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$216,377	$216,377	$—	$—
Liabilities
Holdback liability	4,890	4,890	—	—

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$150,211	$150,211	$—	$—
Liabilities
Holdback liability	$4,984	$4,984	$—	$—

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any gain or loss due to a change in fair value for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. ("Recursion") Class A common stock and Personalis common stock.

Recursion shares of Class A common stock were received as payment of accounts receivable. During the three and six months ended June 30, 2026 and the three months ended June 30, 2025, the Company did not sell any shares of Recursion Class A common stock. During the six months ended June 30, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. The Company owns less than 20% of Recursion's outstanding common stock and has no significant influence or control over Recursion.

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

Changes in fair value of marketable equity securities are recorded in earnings within Other income, net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains and losses recorded during the three and six months ended June 30, 2026 and 2025 that relate to marketable equity securities held as of June 30, 2026 and 2025 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gain during the period on marketable equity securities	$(98,474)	$(37,812)	$(66,166)	$(6,007)
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	—	$—	(3,264)
Unrealized gain recognized during the period on marketable equity securities still held at the reporting date	$(98,474)	$(37,812)	$(66,166)	$(2,743)

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

On April 17, 2025, the Company entered into an Order Form (the "Order Form") regarding both the development of a foundation large multimodal model in the field of oncology (the “Foundation Model”) and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model, with Pathos under the Amended and Restated Master Agreement (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the Statement of Work with AstraZeneca under the Master Services Agreement, dated November 17, 2021 between the Company and AstraZeneca, as amended from time to time (the Master Services Agreement and the Statement of Work are collectively referred to herein as the “MSA”), (ii) the Company will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay the Company data license fees of $200 million over a three-year period, including an upfront payment of $50 million paid as of April 2025, (iv) the Company will provide a secure cloud environment to host the Foundation Model, for which Pathos will pay the Company the first $60 million of cloud compute costs, (v) the Company will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (vi) in consideration of Pathos’ commitments under the Pathos Master Agreement, the Company will pay Pathos $35 million, of which $25 million has been paid to date. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to the Company in shares of Pathos’ Series D Preferred Stock. In June 2026, Pathos paid $8.8 million of the data license fees in Pathos' Series D Preferred Stock, which is presented in Investment in related party on the condensed consolidated balance sheets and recorded under the measurement alternative for equity investments. As part of the transaction, the Company became a party to Pathos’ standard investment documents. The Pathos' Series D Preferred Stock is entitled to cumulative dividends at an annual rate of 5.0%. As of June 30, 2026, no dividends have been declared by the Pathos board of directors.

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

The Company has entered into various agreements with our related parties, which primarily encompasses the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $22.0 million and $15.9 million of revenue from related parties for the three months ended June 30, 2026 and 2025, respectively. The Company has recognized $43.8 million, and $16.5 million of revenue from related parties for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, there was no amount due to related parties. As of June 30, 2026 and December 31, 2025, the amount due from related parties was $10.9 million and $6.4 million, respectively.

As of June 30, 2026, related party asset and related party asset, less current portion were $17.5 million and $14.6 million, respectively. As of December 31, 2025, the related party asset and related party asset, less current portion were $8.8 million and $16.2 million, respectively. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of June 30, 2026 and December 31, 2025, related party payable was $10.0 million and $0 million, respectively. The related party payable represents the amount due to Pathos in consideration of Pathos' commitments under the Pathos Master Agreement.

As of June 30, 2026, deferred revenue includes $0.4 million of related party deferred revenue. As of December 31, 2025, deferred revenue includes $3.9 million of related party deferred revenue.

17.
SUBSEQUENT EVENTS

On July 20, 2026, the Company announced that an Agreement and Plan of Merger (the “Merger Agreement”) was entered into with Personalis. Under the terms of the Merger Agreement, the Company will acquire all outstanding shares of Personalis not already owned by the Company (refer to Note 15) at a price of $16.25 per common share, representing a total enterprise value of $1.5 billion. The consideration is planned to consist entirely of the Company's common stock; however, the Company may elect to pay up to 50% of the aggregate consideration in cash. The closing is expected in late 2026 or early 2027, and is subject to Personalis’ shareholder approval, as well as receipt of applicable regulatory approvals and other customary closing conditions. The Merger Agreement was approved by both companies’ board of directors.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements concerning the following:

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
•
our ability to successfully acquire businesses, form joint ventures or make investments in companies or technologies, including our ability to consummate the acquisition of Personalis, Inc., or Personalis, on the terms described herein or at all;
•
our ability to realize the expected benefits of our acquisitions of Paige.AI, Inc., Ambry Genetics Corporation and Deep 6 AI, Inc., and if consummated, Personalis;
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

We primarily operate in the United States and generated total revenue of $382.5 million and $314.6 million in the three months ended June 30, 2026 and 2025, respectively, and $730.6 million and $570.4 million in the six months ended June 30, 2026 and 2025, respectively. We also incurred net income (losses) of $5.6 million and $(42.8) million in the three months ended June 30, 2026 and 2025, respectively, and $(120.3) million and $(110.9) million in the six months ended June 30, 2026 and 2025, respectively. We generated adjusted EBITDA of $8.0 million and $(5.6) million in the three months ended June 30, 2026 and 2025, respectively, and $5.2 million and $(21.8) million in the six months ended June 30, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Acquisition of Personalis, Inc.

On July 20, 2026, we announced that an Agreement and Plan of Merger, or the Merger Agreement, was entered into with Personalis. Under the terms of the agreement, we will acquire all outstanding shares of Personalis not already owned by us at a price of $16.25 per common share, representing a total enterprise value of $1.5 billion. The consideration is planned to consist entirely of the Company's common stock; however, the Company may elect to pay up to 50% of the aggregate consideration in cash. The closing is expected in late 2026 or early 2027, and is subject to Personalis’ shareholder approval, as well as receipt of applicable regulatory approvals and other customary closing conditions. The Merger Agreement was approved by both companies’ board of directors.

Convertible Senior Notes 2032

On May 12, 2026, we completed a private offering, or the 2026 Offering, of $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032, or the 2032 Notes, including the exercise in full of the initial purchasers’ over-allotment option to purchase up to an additional $60.0 million principal amount of the 2032 Notes. The 2032 Notes are our general unsecured obligations and will mature on May 15, 2032, unless earlier converted, redeemed or repurchased. Refer to Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the issuance and terms of the 2032 Notes and the 2032 Capped Call transaction (as defined in “—Liquidity and Capital Resources—Senior Convertible Notes”).

Our net proceeds from the Offering were approximately $441.9 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $317.9 million of the Additional Term Loan Facility and Revolving Credit Facility (as defined in “—Liquidity and Capital Resources—Credit Facilities”), which includes repayment of the principal, accrued interest, and prepayment premium and to pay approximately $31.2 million cost of the 2032 Capped Call. We expect to use the remaining net proceeds from the 2026 Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

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

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay us data license fees of $200 million over a three-year period, including an upfront payment of $50 million that has been paid as of April 2025 (iv) we will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we will pay Pathos $35 million, of which $25 million has been paid to date. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock. In June 2026, Pathos paid $8.8 million of the data license fees in Pathos' Series D Preferred Stock, which is presented in Investment in related party on the condensed consolidated balance sheets and recorded under the measurement alternative for equity investments. As part of the transaction, we became a party to Pathos’ standard investment documents. The Pathos' Series D Preferred Stock is entitled to cumulative dividends at an annual rate of 5.0%. As of June 30, 2026, no dividends have been declared by the Pathos board of directors.

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

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $52.6 million and $41.6 million during the three months ended June 30, 2026 and 2025, respectively, and $100.9 million and $77.5 million during the six months ended June 30, 2026 and 2025 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

Customer Acquisition and Expansion

To grow our business requires both identifying new customers and expanding our partnerships with existing ones across each of our product lines. For Diagnostics, this entails our field salesforce developing relationships with individual physicians, genetic counselors, and hospital systems, demonstrating the power our Platform has in enabling them to provide personalized care to their patients. For Data and applications, this entails our pharmaceutical business development teams demonstrating the power our Platform and database have in enabling drug discovery, development and clinical trial matching for our pharmaceutical partners and demonstrating the utility of these algorithms in a clinical setting. Since our inception, our offerings have been used by more than 9,000 physicians and we have worked with over 250 biotech companies, as well as 19 of the 20 largest public pharmaceutical companies based on 2025 revenue, albeit with many we are still at an early stage of adoption. Our financial performance relies heavily on our ability to add customers to our Platform and expand the relationships with our current customers through adoption of our new products.

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $43.9 million and $34.5 million during the three months ended June 30, 2026 and 2025, respectively, and $89.9 million and $67.9 million, in the six months ended June 30, 2026 and 2025, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Interest Expense

Interest expense consists primarily of interest from our Second Amended Note, Credit Facilities, and Notes (each as defined in “—Liquidity and Capital Resources”). Interest expense related to our Second Amended Note will continue, but should decrease over time as the principal amount decreases. Subsequent to May 2026, there will be no additional interest expense related to the Credit Facilities as a result of the prepayment of the Credit Facilities in July 2025 and May 2026.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of the recognition of unamortized original issuance discount, unamortized deferred financing fees, and prepayment premium as a result of the prepayment of the Additional Term Loan Facility and Revolving Credit Facility (defined in “—Liquidity and Capital Resources”).

Other Income, Net

Other income, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus Corp., or SB Tempus. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion and Personalis, which are recorded within marketable equity securities. These shares are marked to market each reporting period.

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

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue
Diagnostics	$289,333	$241,843	$550,431	$435,647
Data and applications	93,153	72,792	180,171	134,725
Total net revenue	$382,486	$314,635	$730,602	$570,372
Cost and operating expenses
Cost of revenues, diagnostics	108,233	99,756	209,193	184,539
Cost of revenues, data and applications	27,755	19,840	52,870	35,591
Technology research and development	43,929	34,482	89,850	67,873
Research and development	52,637	41,619	100,874	77,493
Selling, general and administrative	225,845	180,712	438,439	335,339
Total cost and operating expenses	458,399	376,409	891,226	700,835
Loss from operations	$(75,913)	$(61,774)	$(160,624)	$(130,463)
Interest income	3,897	1,093	7,763	2,906
Interest expense	(10,283)	(21,579)	(24,624)	(39,582)
Loss on debt extinguishment	(11,643)	—	(11,643)	—
Other income, net	102,757	41,729	75,048	14,274
Income (loss) before (provision for) benefit from income taxes	8,815	(40,531)	(114,080)	(152,865)
(Provision for) benefit from income taxes	(309)	(212)	(247)	45,968
Losses from equity method investments	(2,864)	(2,100)	(5,950)	(3,983)
Net income (loss)	$5,642	$(42,843)	$(120,277)	$(110,880)

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Diagnostics	$289,333	$241,843	$47,490	20%
Data and applications	93,153	72,792	20,361	28%
Total Net Revenue	$382,486	$314,635	$67,851	22%

The increase in revenue for the three months ended June 30, 2026, compared to the same period in 2025, was due to increased volume of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line. Beginning in 2026, xG (hereditary testing sold to oncologists) volumes and associated revenues are reported within Hereditary, which was applied to 2025 volumes and associated revenues.

Diagnostics

The increase in Diagnostics revenue for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase in the number of Oncology tests and Hereditary tests. Volume of tests increased from approximately 212,000 tests for the three months ended June 30, 2025 to approximately 238,000 tests for the three months ended June 30, 2026.

Oncology tests increased from approximately 73,500 tests for the three months ended June 30, 2025 to approximately 96,500 tests for the three months ended June 30, 2026. Oncology revenue increased $37.5 million, primarily due to the increase in the volume of clinical oncology tests performed.

Hereditary tests increased from approximately 138,500 tests for the three months ended June 30, 2025 to approximately 141,500 tests for the three months ended June 30, 2026. The increase is primarily due to the increase in volume of hereditary tests performed and an increase in ASP, which resulted in an increase of $5.4 million.

The remaining increase of $4.5 million is due to growth in our other product lines within Diagnostics.

Data and applications

The increase in Data and applications revenue for the three months ended June 30, 2026, compared to the same period in 2025, was driven primarily by an increase of $20.5 million from increased demand for our Insights products. Across all Data and applications products, the increase in revenue in the three months ended June 30, 2026 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services in the three months ended June 30, 2025.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, diagnostics	$108,233	$99,756	$8,477	8%
Cost of revenues, data and applications	27,755	19,840	7,915	40%
Total	$135,988	$119,596	$16,392	14%

The increase in Cost of revenues for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to increases of $4.5 million in cloud costs, $3.9 million in material and service costs, $2.9 million in personnel-related costs, $2.9 million in costs related to development of foundation model, $2.5 million of stock-based compensation expenses, and $1.4 million in clinical studies costs.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to increases of $3.9 million in material and service costs, $3.1 million in personnel-related costs, and $2.2 million of stock-based compensation expense.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $4.0 million in cloud costs, $2.9 million in costs related to development of foundation model, and $1.4 million in clinical studies costs.

Technology Research and Development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$43,929	$34,482	$9,447	27%

The increase in Technology research and development expenses for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $5.3 million of stock-based compensation expenses and increase of $4.6 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business.

Research and Development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$52,637	$41,619	$11,018	26%

The increase in Research and development expenses for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $3.4 million in validation and regulatory costs, $2.9 million of stock-based compensation expense, $1.7 million in personnel-related costs for employees in our research and development group, $1.3 million of outside services costs related to clinical studies, and $1.2 million of cloud costs.

Selling, General and Administrative

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$225,845	$180,712	$45,133	25%

The increase in Selling, general and administrative expenses for the three months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $20.9 million of stock-based compensation expenses, $14.2 million in personnel-related costs, $5.2 million in software and tools costs, $4.9 million in cloud storage costs, and $4.5 million in legal costs. The increase is offset by a decrease of $2.4 million of franchise tax, and $1.0 million in acquisition costs.

Interest Income

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$3,897	$1,093	$2,804	257%

The increase in Interest income for the three months ended June 30, 2026, compared to the same period in 2025, increased primarily due to higher cash on hand as of June 30, 2026 compared to June 30, 2025.

Interest Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(10,283)	$(21,579)	$11,296	-52%

The decrease in Interest expense for the three months ended June 30, 2026, compared to the same period in 2025 is due to a decrease of $14.0 million as a result of the prepayment of the Additional Term Loan Facility and Revolving Credit Facility in July 2025 and May 2026. The decrease is offset by additional interest expense from the Notes, which resulted in an increase of $3.0 million.

Loss on Debt Extinguishment

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$(11,643)	$—	$(11,643)	100%

The change in Loss on debt extinguishment for the three months ended June 30, 2026, compared to the same period in 2025, was driven by the repayment of the Additional Term Loan Facility and Revolving Credit Facility in May 2026, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $11.6 million.

Other Income, net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income, net	$102,757	$41,729	$61,028	146%

The change in Other income, net for the three months ended June 30, 2026, compared to the same period in 2025, was primarily driven by a $60.7 million increase in income related to unrealized gains on marketable equity securities.

Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(309)	$(212)	$(97)	46%

The change in provision for income tax expense for the three months ended June 30, 2026, compared to the same period in 2025, was not material.

Losses from Equity Method Investments

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(2,864)	$(2,100)	$(764)	36%

The increase in losses from equity method investments for the three months ended June 30, 2026, compared to the same period in 2025, was due to the losses from SB Tempus.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Diagnostics	$550,431	$435,647	$114,784	26%
Data and applications	180,171	134,725	45,446	34%
Total Net Revenue	$730,602	$570,372	$160,230	28%

The increase in revenue for the six months ended June 30, 2026, compared to the same period in 2025, was due to increased volume of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line. Beginning in 2026, xG (hereditary testing sold to oncologists) volumes and associated revenues are reported within Hereditary, which was applied to 2025 volumes and associated revenues.

Diagnostics

The increase in Diagnostics revenue for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry in February 2025. Volume of tests increased from approximately 365,000 tests for the six months ended June 30, 2025 to approximately 456,000 tests for the six months ended June 30, 2026, of which 274,000 tests related to Hereditary testing.

Oncology tests increased from approximately 140,500 tests for the six months ended June 30, 2025 to approximately 182,000 tests for the six months ended June 30, 2026. Oncology revenue increased $69.0 million, primarily due to the increase in the volume of clinical oncology tests performed.

Hereditary tests increased from approximately 224,500 tests for the six months ended June 30, 2025 to approximately 274,000 tests for the six months ended June 30, 2026 due to the acquisition of Ambry in February 2025. The increase is primarily due to the inclusion of Ambry for the full period and resulted in an increase of $38.7 million.

The remaining increase of $7.1 million is due to growth in our other product lines within Diagnostics.

Data and applications

The increase in Data and applications revenue for the six months ended June 30, 2026, compared to the same period in 2025, was driven primarily by an increase of $42.3 million and $3.6 million from increased demand for our Insights and Next products, respectively. Across all Data and applications products, the increase in revenue in the six months ended June 30, 2026 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services in the six months ended June 30, 2025.

Cost and Operating Expenses

Cost of Revenues

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, diagnostics	$209,193	$184,539	$24,654	13%
Cost of revenues, data and applications	52,870	35,591	17,279	49%
Total	$262,063	$220,130	$41,933	19%

The increase in Cost of revenues for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to increases of $11.1 million in personnel-related costs, of which $5.5 million is due to the Ambry Acquisition that occurred in February 2025, $10.9 million in cloud costs, $10.0 million in material and service costs, of which $3.1 million is due to the Ambry Acquisition that occurred in February 2025, $4.5 million of stock-based compensation expenses, $2.9 million in costs related to development of foundation model, $2.8 million in clinical studies costs.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to increases of $11.2 million in personnel-related costs, of which $5.5 million is due to the Ambry Acquisition that occurred in February 2025, $10.0 million in material and service costs, of which $3.1 million is due to the Ambry Acquisition that occurred in February 2025, and $3.3 million of stock-based compensation expense.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $9.9 million in cloud costs, $2.9 million in costs related to development of foundation model, $2.8 million in clinical studies costs, and $1.2 million in stock-based compensation.

Technology Research and Development

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$89,850	$67,873	$21,977	32%

The increase in Technology research and development expenses for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $11.5 million of stock-based compensation expenses and increase of $10.1 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $2.9 million is due to the Ambry Acquisition that occurred in February 2025.

Research and Development

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$100,874	$77,493	$23,381	30%

The increase in Research and development expenses for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $8.3 million in personnel-related costs for employees in our research and development group, of which $4.1 million is due to the Ambry Acquisition that occurred in February 2025, $5.5 million of stock-based compensation expense, $4.1 million of validation and regulatory costs, $2.8 million of cloud costs, of which $0.8 million is due to the Ambry Acquisition that occurred in February 2025, and $1.5 million of outside services costs related to clinical studies.

Selling, General and Administrative

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$438,439	$335,339	$103,100	31%

The increase in Selling, general and administrative expenses for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $39.8 million of stock-based compensation expenses, $32.2 million in personnel-related costs, of which $15.6 million is due to the Ambry Acquisition that occurred in February 2025, $12.2 million in software and tools costs, of which $1.4 million is due to the Ambry Acquisition that occurred in February 2025, $10.1 million in cloud storage costs, $6.6 million in legal costs, and $5.5 million in amortization of intangibles acquired from the Ambry Acquisition. The increase is offset by a decrease in $4.5 million in acquisition costs and $3.0 million in taxes related to the settlement of RSUs.

Interest Income

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$7,763	$2,906	$4,857	167%

The increase in Interest income for the six months ended June 30, 2026, compared to the same period in 2025, increased primarily due to higher cash on hand as of June 30, 2026 compared to June 30, 2025.

Interest Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(24,624)	$(39,582)	$14,958	-38%

The decrease in Interest expense for the six months ended June 30, 2026, compared to the same period in 2025, is due to a decrease of $20.2 million as a result of the prepayment of the Term Loan Facility in July 2025 and of the Additional Term Loan Facility and Revolving Credit Facility in May 2026. The decrease is offset by additional interest expense from the Notes, which resulted in an increase of $5.6 million.

Loss on Debt Extinguishment

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$(11,643)	$—	$(11,643)	100%

The change in Loss on debt extinguishments for the six months ended June 30, 2026, compared to the same period in 2025, was driven by the repayment of the Additional Term Loan Facility and Revolving Credit Facility, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $11.6 million.

Other Income, net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income, net	$75,048	$14,274	$60,774	426%

The change in Other income, net for the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by a $60.2 million increase in income related to realized and unrealized gains on marketable equity securities.

(Provision for) Benefit from Income Taxes

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(247)	$45,968	$(46,215)	-101%

The change in provision for income tax (expense) benefit for the six months ended June 30, 2026, compared to the same period in 2025, was due to a $46.2 million discrete tax benefit recorded in the prior period from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the acquisition of Ambry which offset certain of our net deferred tax assets.

Losses from Equity Method Investments

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(5,950)	$(3,983)	$(1,967)	49%

The increase in losses from equity method investments for the six months ended June 30, 2026, compared to the same period in 2025, was due to the losses from SB Tempus.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss), adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) losses from equity method investments, (vi) changes in fair value of our marketable equity securities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, (x) amortization of deferred other income from our IP License Agreement with SB Tempus, (xi) franchise taxes related to our IPO, and (xii) loss on debt extinguishment. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

Because of these limitations, we consider, and you should consider, adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results. A reconciliation of our adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to their most directly comparable GAAP financial measure.

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Net income (loss)	$5,642	$(42,843)	$(120,277)	$(110,880)
Interest income	(3,897)	(1,093)	(7,763)	(2,906)
Interest expense	10,283	21,579	24,624	39,582
Depreciation	7,125	8,347	14,550	16,230
Amortization	18,860	19,685	37,610	32,155
Provision for (benefit from) income taxes	309	212	247	(45,968)
EBITDA	$38,322	$5,887	$(51,009)	$(71,787)
Losses from equity method investments	2,864	2,100	5,950	3,983
Fair value changes(1)	(97,401)	(37,546)	(66,260)	(5,696)
Stock-based compensation expense	54,121	22,455	106,827	45,429
Employer payroll tax related to stock-based compensation	1,493	1,873	5,051	7,126
Acquisition related expenses(2)	990	1,992	986	5,521
Amortization of technology license	(3,988)	(3,988)	(7,977)	(7,977)
Franchise taxes related to IPO	—	1,647	—	1,647
Loss on debt extinguishment	11,643	—	11,643	—
Adjusted EBITDA	$8,044	$(5,580)	$5,211	$(21,754)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our marketable equity securities and indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for acquisitions during the three and six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of June 30, 2026, we had an accumulated deficit of $2.5 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $604.3 million.

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

Convertible Senior Notes

Convertible Senior Notes due 2032

On May 12, 2026, we completed the 2026 Offering of $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032, or the 2032 Notes. Our net proceeds from the 2026 Offering were $441.9 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by us.

The 2032 Notes are general unsecured obligations of ours and will mature on May 15, 2032. The 2032 Notes will not bear regular interest, and the principal amount of the 2032 Notes will not accrete. The 2032 Notes are convertible at the option of the holders prior to February 15, 2032, only upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price of our Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2032 Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2032 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2032 Notes on each such trading day;
(3)
If we call such 2032 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after February 15, 2032, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2032 Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, we will pay or deliver cash, shares of our Class A common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate for the 2032 Notes will initially be 14.4388 shares of the Company's Class A common stock per $1,000 principal amount of 2032 Notes, which is equivalent to an initial conversion price of approximately $69.26 per share of our Class A common Stock. The conversion rate is subject to adjustment under certain circumstances.

On or after May 21, 2029, we may redeem for cash all or any portion of the 2032 Notes if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for the 2032 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. If we redeem less than all the outstanding 2032 Notes, at least $75.0 million aggregate principal amount of 2032 Notes must be outstanding and not subject to redemption. No sinking fund is provided for the 2032 Notes.

If we undergo a fundamental change (as defined in the indenture governing the 2032 Notes), then, subject to certain conditions and exceptions, noteholders may require us to repurchase for cash all or any portion of their 2032 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.

The indenture governing the 2032 Notes contains customary terms and covenants, including that upon certain events of default either the 2032 Trustee or the holders of at least 25% in principal amount of the outstanding 2032 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2032 Notes to be due and payable.

If there is an event of default relating to failures by us to comply with certain reporting requirements, we may elect, at our option, that the sole remedy to consist exclusively of the right of the noteholders to receive special interest on the 2032 Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%.

In connection with the pricing of the 2032 Notes on May 7, 2026, and the exercise in full by the initial purchasers of their option to purchase additional 2032 Notes on May 8, 2026, we entered into capped call transactions, or the 2032 Capped Call, with one of the initial purchasers or its affiliate and other financial institutions. The 2032 Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2032 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2032 Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $98.9400 per share, which is subject to certain adjustments under the terms of the 2032 Capped Call. The 2032 Capped Call have an initial strike price of approximately $69.26 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2032 Notes. The 2032 Capped Call cover, subject to anti-dilution adjustments, approximately 6,641,848 shares of our Class A common stock.

Additionally, we paid approximately $31.2 million cost of the 2032 Capped Call from the proceeds of the 2026 Offering. We expect to use the remaining net proceeds from the 2026 Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

Convertible Senior Notes due 2030

On July 3, 2025, we completed a private offering, or the 2025 Offering, of $750.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2030, or the 2030 Notes. Our net proceeds from the 2025 Offering were $725.7 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by us.

The 2030 Notes are general unsecured obligations of ours and will mature on July 15, 2030. Interest on the 2030 Notes will accrue at a rate of 0.75% per year from July 3, 2025 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2030 Notes are convertible at the option of the holders prior to April 15, 2030, upon satisfaction of one or more of the following conditions:

(1)
During any calendar quarter, commencing after the fiscal quarter ending on September 30, 2025, if the last reported sale price of our Class A common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2030 Notes on each applicable trading day;
(2)
During the five business day period after any ten consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2030 Notes on each such trading day;
(3)
If we call the 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
Upon the occurrence of specified corporate events.

On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, we will pay or deliver cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.

The conversion rate for the 2030 Notes is 11.8778 shares of Class A common stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $84.19 per share of our Class A common stock. The conversion rate is subject to adjustment under certain circumstances.

On or after July 20, 2028, we may redeem for cash all or any portion of the 2030 Notes if the last reported sale price of our Class A common stock has been at least 130% of the conversion price for the 2030 Notes for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest. If we redeem less than all the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption. No sinking fund is provided for the 2030 Notes.

If we undergo a fundamental change (as defined in the indenture governing the 2030 Notes), then, subject to certain conditions and exceptions, noteholders may require us to repurchase for cash all or any portion of their 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

In connection with the pricing of the 2030 Notes on June 30, 2025, and in connection with the exercise in full by the initial purchasers of their option to purchase additional Notes on July 1, 2025, we entered into capped call transactions, or the 2030 Capped Call, effective as of July 3, 2025, with one of the initial purchasers and certain other financial institutions. The 2030 Capped Call is expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Notes, with such reduction and/or offset subject to a cap based on a cap price initially equal to $111.1950 per share, which is subject to certain adjustments under the terms of the 2030 Capped Call. The 2030 Capped Calls have an initial strike price of approximately $84.19 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Call cover, subject to anti-dilution adjustments, approximately 8,908,350 shares of our Class A common stock.

Additionally, we paid approximately $41.8 million cost of the 2030 Capped Call from the proceeds of the 2025 Offering. We expect to use the remaining net proceeds from the 2025 Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

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

The Term Loans and Revolving Credit Facility, or together with the Term Loan Facility, the Credit Facilities, are subject to quarterly interest payments for Base Rate loans and at the end of the applicable interest rate period for Term Secured Overnight Financing Rate, or SOFR, loans.

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

In July 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million. In May 2026, the Company repaid in full the principal amount for $307.7 million of the Additional Term Loan Facility and Revolving Credit Facility. In connection with this repayment, the Credit Agreement, as amended, and all guarantee and security documents executed in connection therewith, were terminated. No amounts under the Credit Facilities remain outstanding as of June 30, 2026.

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

We did not sell any shares under the ATM during the three and six months ended June 30, 2026. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, we incurred $1.1 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of June 30, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(80,802)	$(61,460)
Net cash used in investing activities	$(21,159)	$(385,329)
Net cash provided by financing activities	$96,850	$293,042

Operating Activities

Cash used in operating activities during the six months ended June 30, 2026 was $80.8 million, which resulted from a net loss of $120.3 million and a net change in our operating assets and liabilities of $84.5 million, offset by non-cash charges of $123.9 million. Non-cash charges primarily consisted of $106.8 million of stock-based compensation, $52.2 million of depreciation and amortization, $11.6 million loss on debt extinguishment, $6.9 million of non-cash operating lease costs, and $6.0 million of losses from equity method investments, offset by $66.2 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a increase of $50.6 million in accounts receivable due to increased sales and the timing of customer payments and a decrease of $30.2 million in accounts payable and due to timing of payments.

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

Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 was $21.2 million, which was the result of purchases of property and equipment of $14.3 million and purchases of capitalized software of $6.8 million.

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

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 was $96.9 million, which was primarily due to the proceeds from convertible senior notes of $443.1 million, offset by $207.7 million of principal payments on long-term debt, $100.0 million principal payments on revolving credit facility, $31.2 million of purchases of capped call, and $6.4 million of prepayment premium on long-term debt.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as described in the Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $604.3 million held primarily in cash deposits and money market funds. We hold fixed rate debt which reduces exposure to interest rate risk. Our primary exposure to interest rate risk is interest income, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through June 30, 2026, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of June 30, 2026 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Except as set forth below, during the second quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

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

Risks Related to the Proposed Acquisition of Personalis

The proposed acquisition may not be completed, and the merger agreement may be terminated in accordance with its terms.

The proposed acquisition is subject to a number of conditions that must be satisfied or waived prior to the completion of the proposed acquisition, including, among others, the approval by Personalis stockholders of the proposal to adopt the merger agreement, the receipt of requisite regulatory approvals and the approval for listing on Nasdaq of the shares of our Class A common stock issuable to Personalis stockholders pursuant to the merger agreement.

These conditions to the completion of the proposed acquisition may not be satisfied or waived in a timely manner or at all, and, accordingly, the proposed acquisition may be delayed or may not be completed. In addition, if the proposed acquisition is not completed by April 20, 2027, which date may be extended to October 20, 2027 (and potentially to April 20, 2028) in certain circumstances, either we or Personalis may choose not to proceed with the proposed acquisition by terminating the merger agreement, and the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval. Personalis may also terminate the merger agreement if, immediately prior to the closing, the volume-weighted average trading price of our Class A common stock is finally determined to be less than $46.00 per share based on the 15 consecutive trading days prior to but not including the last trading day prior to the closing. In addition, we and Personalis may elect to terminate the proposed acquisition in certain other circumstances as set forth in the merger agreement. If the merger agreement is terminated under specified circumstances, Personalis would be required to pay us a termination fee of approximately $76.8 million, and in certain circumstances, we would be required to pay Personalis a termination fee of the same amount.

Failure to complete the proposed acquisition could negatively impact the price of shares of our Class A common stock, as well as our business and results of operations.

If the proposed acquisition is not completed for any reason, our business and results of operations may be adversely affected and, without realizing any of the benefits of having completed the proposed acquisition, we would be subject to a number of risks, including:

•
we may experience negative reactions from the financial markets, including negative impacts on the market price of our Class A common stock;
•
we may experience negative reactions from clients, vendors, and other third parties with whom we do business, which in turn could affect our business operations;
•
we may experience negative reactions from employees; and
•
we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and results of operations may be adversely affected.

Uncertainties associated with the proposed acquisition may cause a loss of our and Personalis’ management personnel and other key employees, which could adversely affect the business and operations of the combined company following the proposed acquisition.

Each of us and Personalis depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the proposed acquisition will depend, in part, on its ability to retain key management personnel and other key employees. Our and Personalis’ current and prospective employees may experience uncertainty about their roles within the combined company following the proposed acquisition or other concerns regarding the timing and completion of the proposed acquisition or the operations of the combined company following the proposed acquisition, any of which may have an adverse effect on our and Personalis’ ability to retain or attract key management and other key personnel. If we or Personalis are unable to retain personnel, including our or Personalis’ key management, who are critical to the future operations of the companies, we and Personalis could face disruptions in our respective operations, loss of existing clients, loss of key information, expertise or know‑how and unanticipated additional recruitment and training costs. In addition, the loss of our and Personalis’ key personnel could diminish the anticipated benefits of the proposed acquisition.

We are expected to incur significant costs in connection with the proposed acquisition and integration of the two companies, which may be in excess of those anticipated by us.

We have incurred and expect to continue to incur costs associated with negotiating and completing the proposed acquisition and combining the operations of the two companies. These costs have been, and will continue to be, substantial. The substantial majority of costs will consist of transaction costs related to the proposed acquisition and include, among others, fees paid to financial, legal and accounting advisors, filing fees, employee retention costs and other employment-related costs. Many of these costs will be borne by us even if the proposed acquisition is not completed.

We will also incur transaction costs related to formulating and implementing integration plans, including facilities, systems and service contract consolidation costs and employment‑related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the proposed acquisition and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other synergies related to the integration of the businesses, should allow the combined company to offset integration‑related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could adversely affect the results of operations, financial condition and cash flows of the combined company following the completion of the proposed acquisition.

Litigation relating to the proposed acquisition, if any, could result in an injunction preventing the completion of the proposed acquisition and/or substantial costs to us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the merger agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us, Personalis, or our or Personalis' respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the proposed acquisition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed acquisition, that injunction may delay or prevent the proposed acquisition from being completed within the expected timeframe or at all, which may adversely affect our businesses, results of operations, financial condition and cash flows.

The failure to integrate our and Personalis’ businesses and operations successfully in the expected time frame may adversely affect the combined company’s business and results of operations.

We and Personalis have operated and, until the completion of the proposed acquisition, will continue to operate independently. Following the completion of the proposed acquisition, our and Personalis’ businesses may not be integrated successfully. It is possible that the integration process could result in the loss of our or Personalis’ key employees, the loss of clients, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the proposed acquisition; or higher‑than‑expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the proposed acquisition and the integration of the businesses of the two companies and may reduce their availability for day‑to‑day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company.

The combined company may fail to realize all of the anticipated benefits of the proposed acquisition.

The success of the proposed acquisition will depend, in part, on our ability to realize the operating synergies and other benefits from combining our and Personalis’ businesses. The anticipated operating synergies and other benefits of the proposed acquisition may not be realized fully or at all, may take longer to realize than expected, or may result in other adverse effects that we do not currently foresee, in which case, among other things, the proposed acquisition may not generate the expected growth or value for our stockholders. The integration process may, for each of us and Personalis, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the proposed acquisition that could adversely impact the combined company.

The future results of the combined company following the proposed acquisition will suffer if the combined company does not effectively manage its expanded operations.

Following the proposed acquisition, the size and complexity of the combined company will increase significantly compared to the separate businesses of each of us and Personalis. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management of a larger number of operations and geographies and associated increased costs and complexity. The combined company may also face increased scrutiny from, and/or additional regulatory requirements of, governmental authorities as a result of the significant increase in the size and complexity of the business. There can be no assurances that the combined company will be successful or that it will realize the expected operating synergies or other benefits currently anticipated from the proposed acquisition.

Our stockholders may not realize a benefit from the proposed acquisition commensurate with the ownership dilution they will experience in connection with the proposed acquisition.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the proposed acquisition, our stockholders will have experienced substantial dilution of their ownership interests in us without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the proposed acquisition.

Risks Related to Our Convertible Notes

Our 0.75% Convertible Senior Notes due 2030, or the 2030 Notes, and our 0.00% Convertible Senior Notes due 2032, or the 2032 Notes and, together with the 2030 Notes, the Notes, and the issuance of shares of our Class A common stock upon conversion of the Notes, if any, may impact our financial results, result in dilution to our stockholders, create downward pressure on the price of our Class A common stock, and restrict our ability to raise additional capital or to engage in a beneficial takeover.

We issued $750.0 million in aggregate principal amount of 2030 Notes in July 2025 and $460.0 million in aggregate principal amount of 2032 Notes in May 2026. We are subject to a variety of risks related to the Notes, such as:

•
servicing our debt requires a certain level of cash flow or financing from other sources, and our ability to make scheduled payments of the principal of, and interest or special interest, if any, on, our Notes, or to refinance or repurchase our Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control;
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

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or any portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Call Transactions may affect the value of the Notes and our Class A common stock.

In connection with the issuance of the 2030 Notes and the 2032 Notes, we entered into capped call transactions, or the 2030 Capped Call and the 2032 Capped Call, respectively, and together the Capped Call Transactions, with one of the initial purchasers and certain other financial institutions, or the option counterparties. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Call Transactions the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes, including with, or from, as the case may be, certain investors in the Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the issuance of the Notes and prior to the maturity of the Notes (and are likely to do so during the 20 trading day period beginning on the 21st scheduled trading day prior to the maturity date of the Notes, or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption, or conversion of the Notes). The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the Capped Call Transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transactions with such option counterparty. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

In addition, the terms of the Capped Call Transactions may be subject to adjustment in the event of certain corporate and other transactions or events. The Capped Call Transactions may not operate as we anticipate in the event that terms of such instruments are adjusted as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the value of the Capped Call Transactions to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Nadja West, Director	Adoption(1)	May 15, 2026	X		6,000	May 31, 2027
Ryan Bartolucci, Chief Accounting Officer	Adoption(1)	June 5, 2026	X		To be determined(2)	June 15, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1.
(2)
This Rule 10b5-1 trading plan provides for sales of (i) 13,412 shares of Class A common stock and (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 12,749 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Equity Award

On July 29, 2026, the Compensation Committee of the Board of Directors of the Company approved the award of 40,000 restricted stock units to both James Rogers, Chief Financial Officer, and Andrew Polovin, EVP, General Counsel and Secretary, each of which vests in eight equal quarterly installments.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Plan of Conversion.	10-Q	001-42130	2.1	August 8, 2025

2.2#	Agreement and Plan of Merger, dated as of July 20, 2026 by and among Tempus AI, Inc., Personalis, Inc., Aviary Development, Inc. and Toucan Development, LLC.	8-K	001-42130	2.1	July 20, 2026

3.1	Amended and Restated Articles of Incorporation of the Registrant.	10-Q	001-42130	3.2	November 4, 2025

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-42130	3.2	August 8, 2025

4.1	Indenture, dated as of May 12, 2026, by and between Tempus AI, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-42130	4.1	May 13, 2026

4.2	Form of Global Note, representing Tempus AI, Inc.’s 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-42130	4.2	May 13, 2026

10.1	Form of Confirmation for Capped Call Transactions.	8-K	001-42130	10.1	May 13, 2026

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Tempus hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

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

TEMPUS AI, INC.

Date: July 30, 2026	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)