Form 10-Q
period 2026-09-30
Tempus AI, Inc.
filed 2026-11-02
CIK 1717115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, there were 177,357,848 shares of Class A common stock and 5,043,789 shares of Class B common stock, each with a par value of $0.0001 per share, outstanding.

Tempus AI, Inc.

Condensed Consolidated Quarterly Financial Statements (Unaudited)

September 30, 2026

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$590,479	$604,787
Accounts receivable(1), net of allowances of $4,378 and $2,755 at September 30, 2026 and December 31, 2025, respectively	380,744	311,170
Inventory	53,773	51,724
Related party asset	17,500	8,785
Prepaid expenses and other current assets	47,507	40,498
Marketable equity securities	46,874	150,211
Total current assets	$1,136,877	$1,167,175
Property and equipment, net	95,186	89,156
Goodwill	488,142	470,211
Intangible assets, net	293,815	349,202
Capitalized software, net	40,561	6,051
Marketable equity securities, less current portion	212,276	—
Investments and other assets	16,241	21,111
Investment in joint venture	77,635	86,557
Investment in related party	17,500	—
Related party asset, less current portion	10,208	16,215
Operating lease right-of-use assets	58,402	64,496
Restricted cash	4,755	4,664
Total Assets	$2,451,598	$2,274,838

Liabilities, Convertible redeemable preferred stock, and Stockholders' equity
Current Liabilities
Accounts payable	70,506	81,994
Related party payable	10,000	—
Accrued expenses	232,976	155,370
Deferred revenue(2)	85,931	92,673
Deferred other income(3)	11,966	15,955
Other current liabilities	12,146	8,680
Operating lease liabilities	11,584	13,355
Accrued data licensing fees	1,296	4,361
Total current liabilities	$436,405	$372,388

(1) Includes related party accounts receivable from Pathos AI, Inc. of $12,092 and $6,428 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 16, Related Parties. Also includes related party accounts receivable from SB Tempus Corp. of $318 and $173 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 7, Joint Venture.

(2) Includes related party deferred revenue from Pathos AI, Inc. of $103 and $3,938 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 16, Related Parties. Also includes related party deferred revenue from SB Tempus Corp. of $0 and $6,235 as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 7, Joint Venture.

(3) Deferred other income balances solely related to SB Tempus Corp. Refer to Note 7, Joint Venture.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Operating lease liabilities, less current portion	69,483	74,272
Convertible promissory note	175,967	208,672
Other long-term liabilities	51,449	56,600
Revolving credit facility	—	100,000
Interest payable	22,501	12,393
Long-term debt, net	—	202,753
Convertible senior notes, net	1,174,877	728,078
Deferred other income, less current portion(3)	—	7,977
Deferred revenue, less current portion	20,514	20,379
Total Liabilities	$1,951,196	$1,783,512

Commitments and contingencies (Note 8)
Convertible redeemable preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, no shares outstanding at September 30, 2026 and December 31, 2025	$—	$—
Stockholders' equity
Class A Common Stock, $0.0001 par value, 1,000,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 177,182,062 and 173,235,428 shares outstanding at September 30, 2026 and December 31, 2025, respectively	18	17
Class B Common Stock, $0.0001 par value, 5,500,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 5,043,789 outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Treasury Stock, 203,431 and 183,229 shares at September 30, 2026 and December 31, 2025, respectively, at cost	(6,642)	(6,642)
Additional paid-in capital	3,037,849	2,892,910
Accumulated other comprehensive income	166	902
Accumulated deficit	(2,530,990)	(2,395,862)
Total Stockholders' equity	$500,402	$491,326
Total Liabilities, Convertible redeemable preferred stock, and Stockholders' equity	$2,451,598	$2,274,838

(3) Deferred other income balances solely related to SB Tempus Corp. Refer to Note 7, Joint Venture.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue
Diagnostics(1)	$303,470	$252,878	$853,901	$688,525
Data and applications(2)	108,067	81,328	288,238	216,053
Total net revenue	$411,537	$334,206	$1,142,139	$904,578
Cost and operating expenses
Cost of revenues, diagnostics	114,042	98,643	323,235	283,182
Cost of revenues, data and applications	30,794	25,621	83,664	61,212
Technology research and development	45,708	38,087	135,558	105,960
Research and development	46,000	44,960	146,874	122,453
Selling, general and administrative	231,857	187,891	670,296	523,230
Total cost and operating expenses	468,401	395,202	1,359,627	1,096,037
Loss from operations	$(56,864)	$(60,996)	$(217,488)	$(191,459)
Interest income	3,985	4,600	11,748	7,506
Interest expense	(6,701)	(15,399)	(31,325)	(54,981)
Loss on debt extinguishment	—	(12,034)	(11,643)	(12,034)
Other income, net(3)	47,132	2,605	122,180	16,879
Loss before (provision for) benefit from income taxes	$(12,448)	$(81,224)	$(126,528)	$(234,089)
(Provision for) benefit from income taxes	(35)	(276)	(282)	45,692
(Losses) gains from equity method investments	(2,368)	1,518	(8,318)	(2,465)
Net loss	$(14,851)	$(79,982)	$(135,128)	$(190,862)
Net loss per share, basic and diluted	$(0.08)	$(0.46)	$(0.75)	$(1.10)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	181,311	174,945	180,049	172,969
Comprehensive loss, net of tax
Net loss	$(14,851)	$(79,982)	$(135,128)	$(190,862)
Foreign currency translation adjustment	2,107	(2,915)	(736)	5,439
Comprehensive loss	$(12,744)	$(82,897)	$(135,864)	$(185,423)

(1) Includes related party revenue from Pathos AI, Inc. of $0 and $225 for the three months ended September 30, 2026 and 2025, respectively. Includes related party revenue from Pathos AI, Inc. of $190 and $226 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 16, Related Parties.

(2) Includes related party revenue from Pathos AI, Inc. of $22,061 and $24,907 for the three months ended September 30, 2026 and 2025, respectively. Includes related party revenue from Pathos AI, Inc. of $65,718 and $41,445 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 16, Related Parties. Also includes related party revenue from SB Tempus Corp. of $0 and $6,253 for the three months ended September 30, 2026 and 2025, respectively. Includes related party revenue from SB Tempus Corp. of $6,241 and $18,743 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 7, Joint Venture.

(3) Includes related party other income from SB Tempus Corp. of $3,989 for each of the three months ended September 30, 2026 and 2025. Includes related party other income from SB Tempus Corp. of $11,966 for each of the nine months ended September 30, 2026 and 2025. Refer to Note 7, Joint Venture.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(135,128)	$(190,862)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	154,901	79,408
Gain on marketable equity securities	(108,939)	(4,731)
Loss on disposal of property and equipment	375	—
Deferred income taxes	—	(46,216)
Losses from equity method investments	8,318	2,465
Amortization of original issue discount	5,008	2,615
Amortization of deferred financing fees	260	398
Change in fair value of holdback liability	1,189	291
Loss on debt extinguishment	11,643	12,034
Depreciation and amortization	78,392	75,416
Provision for bad debt expense	2,450	767
Provision for obsolete inventory	111	1,135
Non-cash operating lease costs	10,296	7,866
Minimum accretion expense	97	109
PIK interest added to principal	1,674	8,839
Change in assets and liabilities
Accounts receivable(1)	(71,839)	(63,199)
Inventory	(2,160)	(6,537)
Prepaid expenses and other current assets	(6,997)	(3,991)
Investments and other assets	1,883	(16,700)
Accounts payable	(49,250)	(18,528)
Related party asset	7,292	(25,000)
Deferred revenue(2)	(24,107)	17,398
Deferred other income(3)	(11,966)	(11,966)
Accrued data licensing fees	(3,180)	3,730
Accrued expenses & other	58,493	(5,179)
Interest payable	10,360	10,288
Operating lease liabilities	(10,762)	(11,152)
Net cash used in operating activities	$(71,586)	$(181,302)

(1) Includes increase in related party accounts receivable from Pathos AI, Inc. of $5,664 and $2,352 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 16, Related Parties. Includes increase in related party accounts receivable from SB Tempus Corp. of $145 and $108 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 7, Joint Venture.

(2) Includes decrease in related party deferred revenue from Pathos AI, Inc. of $3,835 for the nine months ended September 30, 2026. Includes increase in related party deferred revenue from Pathos AI, Inc. of $19,918 for the nine months ended September 30, 2025, respectively. Refer to Note 16, Related Parties. Also includes decrease in related party deferred revenue from SB Tempus Corp. of $6,235 and $18,737 for the nine months ended September 30, 2026 and 2025, respectively. Refer to Note 7, Joint Venture.

(3) Includes decrease in related party deferred other income from SB Tempus Corp. of $11,966 for each of the nine months ended September 30, 2026 and 2025. Refer to Note 7, Joint Venture.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Investing activities
Purchases of property and equipment	$(23,665)	$(16,294)
Proceeds from sale of marketable equity securities	—	8,316
Business combinations, net of cash acquired (Note 4)	(2,763)	(375,025)
Capitalized software costs	(12,252)	(4,635)
Net cash used in investing activities	$(38,680)	$(387,638)

Financing activities
Proceeds from convertible senior notes, net of initial purchasers' discount	443,132	726,497
Principal payments on long-term debt	(207,717)	(276,892)
Principal payments on revolving credit facility	(100,000)	—
Prepayment premium on long-term debt	(6,433)	(7,841)
Payment of deferred offering costs	(264)	(501)
Purchases of capped call	(31,234)	(41,775)
Proceeds from revolving credit facility, net of original issue discount	—	98,000
Proceeds from long-term debt, net of original issue discount	—	196,000
Proceeds from issuance of common stock in connection with at-the-market offering, net of commissions	—	195,499
Payment of deferred financing fees	(1,349)	(1,255)
Net cash provided by financing activities	$96,135	$887,732
Effect of foreign exchange rates on cash	$(86)	$(78)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Cash	$(14,217)	$318,714
Cash, cash equivalents and restricted cash, beginning of period	609,451	341,835
Cash, cash equivalents and restricted cash, end of period	$595,234	$660,549

Cash, Cash Equivalents and Restricted Cash are Comprised of:
Cash and cash equivalents	$590,479	$655,918
Restricted cash and cash equivalents	4,755	4,631
Total cash, cash equivalents and restricted cash	$595,234	$660,549

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$15,111	$37,349
Cash paid for income taxes	$246	$573
Preferred stock received on accounts receivable(4)	$17,500	$—

(4) Includes related party preferred stock of Pathos AI, Inc. of $17,500 for the nine months ended September 30, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$10,226	$3,724
Redemption of convertible promissory note	$32,705	$22,721
Deferred financing fees, accrued but not yet paid	$—	$489
Deferred offering costs, accrued but not yet paid	$71	$320
Reclassification of deferred offering costs to additional paid-in capital upon at-the-market offering	$—	$821
Operating lease liabilities arising from obtaining right-of-use assets	$360	$22,670
Capitalized software costs, accrued but not yet paid	$21,536	$—
Class A Common Stock issued in connection with business combinations	$13,319	$403,154
Class A Common Stock issued in connection with license agreement	$—	$1,443
Class A Common Stock issued in connection with holdback liability	$6,173	$—
Convertible promissory note principal reset due to amendment	$—	$72,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock					Additional		Accumulated Other	Total
	Class A		Class B		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Equity
Balance at December 31, 2025	173,235,428	$17	5,043,789	$1	$(6,642)	$2,892,910	$(2,395,862)	$902	$491,326
Issuance of Class A common stock upon settlement of restricted stock units, net	3,607,613	1	—	—	—	(1)	—	—	—
Issuance of Class A common stock in connection with business combinations	255,885	0	—	—	—	13,319	—	—	13,319
Issuance of Class A common stock in connection with holdback liability	103,338	0	—	—	—	6,173	—	—	6,173
Treasury stock	(20,202)	—	—	—	(0)	—	—	—	(0)
Purchase of capped call	—	—	—	—	—	(31,234)	—	—	(31,234)
Stock-based compensation expense	—	—	—	—	—	156,682	—	—	156,682
Foreign currency translation adjustment	—	—	—	—	—	—	—	(736)	(736)
Net loss	—	—	—	—	—	—	(135,128)	—	(135,128)
Balance at September 30, 2026	177,182,062	$18	5,043,789	$1	$(6,642)	$3,037,849	$(2,530,990)	$166	$500,402

	Voting Common Stock					Additional		Accumulated Other	Total
	Class A		Class B		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Equity
Balance at December 31, 2024	157,076,972	$16	5,043,789	$1	$(3,602)	$2,210,664	$(2,150,834)	$94	$56,339
Issuance of Class A common stock upon settlement of restricted stock units, net	7,004,171	1	—	—	—	(1)	—	—	—
Issuance of Class A common stock in connection with at-the-market offering, net of offering costs and commissions	2,381,895	—	—	—	—	194,678	—	—	194,678
Issuance of Class A common stock in connection with business combinations	6,298,601	0	—	—	—	403,154	—	—	403,154
Issuance of Class A common stock in connection with license agreement	17,915	—	—	—	—	1,443	—	—	1,443
Purchase of capped call	—	—	—	—	—	(41,775)	—	—	(41,775)
Stock-based compensation expense	—	—	—	—	—	79,408	—	—	79,408
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,439	5,439
Net loss	—	—	—	—	—	—	(190,862)	—	(190,862)
Balance at September 30, 2025	172,779,554	$17	5,043,789	$1	$(3,602)	$2,847,571	$(2,341,696)	$5,533	$507,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tempus AI, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share amounts)

	Voting Common Stock					Additional		Accumulated Other	Total
	Class A		Class B		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Equity
Balance at June 30, 2026	175,200,077	$18	5,043,789	$1	$(6,642)	$2,969,637	$(2,516,139)	$(1,941)	444,934
Issuance of Class A common stock upon settlement of restricted stock units, net	1,642,964	0	—	—	—	(0)	—	—	—
Issuance of Class A common stock in connection with business combinations	255,885	0	—	—	—	13,319	—	—	13,319
Issuance of Class A common stock in connection with holdback liability	103,338	0	—	—	—	6,173	—	—	6,173
Treasury stock	(20,202)	—	—	—	(0)	—	—	—	(0)
Stock-based compensation expense	—	—	—	—	—	48,720	—	—	48,720
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,107	2,107
Net loss	—	—	—	—	—	—	(14,851)	—	(14,851)
Balance at September 30, 2026	177,182,062	$18	5,043,789	$1	$(6,642)	$3,037,849	$(2,530,990)	$166	$500,402

	Voting Common Stock					Additional		Accumulated Other	Total
	Class A		Class B		Treasury	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Equity
Balance at June 30, 2025	168,580,827	$17	5,043,789	$1	$(3,602)	$2,566,412	$(2,261,714)	$8,448	$309,562
Issuance of Class A common stock upon settlement of restricted stock units, net	612,732	0	—	—	—	(0)	—	—	—
Issuance of Class A common stock in connection with at-the-market offering, net of offering costs and commissions	2,381,895	—	—	—	—	194,678	—	—	194,678
Issuance of Class A common stock in connection with business combinations	1,186,185	—	—	—	—	92,834	—	—	92,834
Issuance of Class A common stock in connection with license agreement	17,915	—	—	—	—	1,443	—	—	1,443
Purchase of capped call	—	—	—	—	—	(41,775)	—	—	(41,775)
Stock-based compensation expense	—	—	—	—	—	33,979	—	—	33,979
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,915)	(2,915)
Net loss	—	—	—	—	—	—	(79,982)	—	(79,982)
Balance at September 30, 2025	172,779,554	$17	5,043,789	$1	$(3,602)	$2,847,571	$(2,341,696)	$5,533	$507,824

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

Personalis

On July 20, 2026, the Company announced that an Agreement and Plan of Merger (the “Merger Agreement”) was entered into with Personalis, Inc. ("Personalis"). Under the terms of the Merger Agreement, the Company will acquire all outstanding shares of Personalis not already owned by the Company at a price of $16.25 per common share. As such, the Company reclassified the Personalis common stock the Company holds to Marketable equity securities, less current portion on the condensed consolidated balance sheet (see Note 15 for further detail). The consideration is planned to consist entirely of the Company's Class A common stock; however, the Company may elect to pay up to 50% of the aggregate consideration in cash. The closing is anticipated to be completed in the fourth quarter of 2026, and is subject to Personalis’ shareholder approval at a special meeting of Personalis stockholders scheduled for November 30, 2026, and other customary closing conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired and clearance from the U.K. Competition and Markets Authority has been obtained. The Merger Agreement was approved by both companies’ boards of directors. As of October 21, 2026, the Registration Statement on Form S-4 filed in connection with the Merger Agreement was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). If the Merger Agreement is terminated under specified circumstances, Personalis would be required to pay the Company a termination fee of approximately $76.8 million, and in certain circumstances, the Company would be required to pay Personalis a termination fee of the same amount. The Company has incurred $3.7 million of transaction costs related to the announced Personalis acquisition during the three and nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative payroll	$77,244	$72,185	$240,533	$203,200
Cloud and software	55,141	36,071	138,315	93,834
Other selling, general and administrative	99,472	79,635	291,448	226,196
Selling, general and administrative	$231,857	$187,891	$670,296	$523,230

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Tempus AI, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information and include the assets, liabilities, revenue and expenses of all wholly owned subsidiaries. Investments in unconsolidated entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method of accounting. Investments in unconsolidated entities in which the Company is not able to exercise significant influence are accounted for under the cost method of accounting. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.

The Company believes that its existing cash and cash equivalents and marketable equity securities at September 30, 2026 will be sufficient to allow the Company to fund its current operating plan through at least a period of one year from the date of issuance of this Quarterly Report on Form 10-Q. As the Company continues to incur losses, its transition to profitability is dependent upon a level of revenues adequate to support the Company’s cost structure. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development activities and growth related expenditures.

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

Measurement Alternative Investments

The Company uses the measurement alternative investment method to account for investments in which it does not exercise significant influence and that do not have readily determinable fair values. These investments are accounted for under the measurement alternative in accordance with ASC 321, whereby securities are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. When observable price changes are identified, the carrying value of the related equity security is adjusted to reflect the observable transaction price as of the transaction date, with the resulting gains or losses recognized within Other income, net on the condensed consolidated statement of operations and comprehensive loss. The Company does not perform recurring fair value remeasurements of these equity securities absent such observable transactions or indicators of impairment. The Company classifies its measurement alternative investments as Level 3. The Company’s measurement alternative investments are recorded in Investment in related party and within Investments and other assets on the condensed consolidated balance sheets.

Capitalized Software

Internal-Use Software

In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes eligible software development costs for the Company's internally developed projects that are not intended for sale or externally marketed. Internal-use software costs are recorded at cost less accumulated amortization in Capitalized software on the condensed consolidated balance sheets. The Company adopted ASU 2025-06 on January 1, 2026 using a prospective transition basis. Under ASU 2025-06, development costs for applicable projects will begin capitalization when management commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalizes costs directly attributable to the development, design and implementation of the internal use software and costs to acquire the internal use software. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are amortized on a straight-line basis when the capitalized software is ready for its intended use over the estimated useful life of the software, which is typically three to five years.

External-Use Software

In accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, the Company expenses development costs for software to be sold or leased externally as research and development until technological feasibility has been established for a product, after which costs are capitalized up to the date the software is available for general release to customers. External-use software costs are recorded at cost less accumulated amortization in Capitalized software on the condensed consolidated balance sheets. Once available for general release, capitalized external use software development costs are amortized on a product basis at the greater of the ratio of current gross revenues to the total of current and anticipated future gross revenues or over the remaining estimated economic life of the product, which is typically three years.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which amends the existing guidance to (a) reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, (b) better portray the economics of those contracts in the financial statements, and (c) reduce diversity in practice resulting from the broad application of the current guidance and changing business environment. The amendments also are expected to reduce diversity in practice by clarifying the applicability of Topic 606, Revenue from Contracts with Customers, to share-based noncash consideration from a customer for the transfer of goods or services. The Company elected to early adopt ASU 2025-07 effective January 1, 2026 utilizing the prospective transition method. The adoption of this standard did not have a material impact on the Company's financial statements.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. ASU 2025-10 establishes recognition, measurement, presentation and disclosure requirements for government grants received by business entities. Under the new guidance, a government grant is recognized when it is probable that the entity will comply with the conditions attached to the grant and that the grant will be received. This ASU is effective for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years, with early adoption permitted. Entities may apply the ASU using a prospective, modified retrospective, or full retrospective transition approach. The Company is currently evaluating the impact of the guidance on the related disclosures.

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

For clinical orders from Medicare, Medicaid, and commercial insurance, the Company determines transaction price by reducing the standard charge by the estimated effects of any variable consideration, such as contractual allowance and implicit price concessions. The Company estimates the variable consideration using the expected value method which is based on historical collections in relation to established rates, as well as known current or anticipated reimbursement trends not reflected in the historical data. The Company uses significant judgment when assessing whether estimates of variable consideration are constrained and these estimates are calculated based upon both insurance payor-specific and aggregated factors that include historical billing and adjustment data. Estimates are inclusive of the consideration to which the Company will be entitled at an amount for which it is probable that a reversal of cumulative consideration will not occur. The Company monitors the estimated amount to be collected at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Payment is typically due after the claim has been processed by the payer, generally 30-120 days from date of service. While management believes that the estimates are accurate, actual results could differ and the potential impact on the financial statements could be significant. The Company recognized revenue for clinical orders of $272.5 million and $235.4 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized revenue for clinical orders of $776.2 million and $638.6 million for the nine months ended September 30, 2026 and 2025, respectively.

For direct bill orders from research institutions, pharmaceutical companies, or other third parties, the Company determines the transaction prices based on established contractual rates with the customer, net of any applicable discounts. Payment is typically due between 30 and 60 days following the date of invoice. The Company recognized Diagnostics revenue for direct bill orders of $31.0 million and $17.5 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized Diagnostics revenue for direct bill orders of $77.7 million and $49.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Insights products of $88.9 million and $69.0 million for the three months ended September 30, 2026 and 2025, respectively and $237.9 million and $175.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Trials products of $9.6 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively and $28.5 million and $28.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized revenue from Next of $9.6 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively and $21.6 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Multi-year Contract Performance Obligations

The Company has limited multi-year contracts that do not contain early termination or customer opt-in clauses. These contracts contained defined, noncancelable performance obligations that will be fulfilled in future years. The Company’s remaining performance obligations related to multi-year contracts was $514.0 million as of September 30, 2026, of which the Company expects to recognize approximately 44% as revenue over the next year, and the remaining 29%, 14%, and 13% of its remaining performance obligations as revenue in years two, three, four and thereafter, respectively.

Contract Assets

Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. The Company recognizes contract assets when the Company has an unconditional right to payment, and when revenues earned on a contract exceeds the billings. Contract assets are presented under accounts receivable, net. Accounts receivable as of September 30, 2026 and December 31, 2025 included contract assets of $40.5 million and $8.1 million, respectively.

In November 2023, the Company entered into a Commercialization and Reference Laboratory Agreement with Personalis, which was subsequently amended in August 2024 and July 2025. The Company agreed to pay up to $12.0 million to Personalis over three years as certain milestones are met, all of which has been paid as of July 2025. These payments are treated as contract assets and amortized into revenue over the life of the contract. Contract asset balances are offset by deferred revenue generated from receipt of warrants for Personalis common stock (see Note 15). As of September 30, 2026 and December 31, 2025, there was $1.5 million and $4.7 million, respectively, of net contract assets related to this agreement recorded in Prepaid expenses and other current assets, respectively.

Deferred Revenue

Deferred revenue consists of billings or cash received for services in advance of revenue recognition and is recognized as revenue when all the Company’s revenue recognition criteria are met. The deferred revenue balance is influenced primarily by upfront contractual payments from the Company’s Data and applications product offerings and timing of delivery of the Company’s de-identified licensed data and clinical test results. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current and any remaining portion is recorded as deferred revenue, non-current. The Company recognized $64.8 million and $67.0 million during the nine months ended September 30, 2026 and 2025, respectively, that was included in the corresponding deferred revenue balance at the beginning of the periods.

4.
BUSINESS COMBINATIONS

Center Health

On August 7, 2026 (the "Center Health Closing Date"), the Company completed its acquisition (the "Center Health Acquisition"), of Center Health Incorporated, a Delaware corporation ("Center Health"), pursuant to an Agreement and Plan of Merger and Reorganization whereby Center Health merged with and into a subsidiary of the Company that is a Delaware limited liability company, with the resulting Company being named Center Health Sub, LLC. The Center Health Acquisition provides access to Center Health's AI-enabled chronic disease management platform, which connects patients with providers and generates actionable insights across the entire care journey.

The Company acquired all of the issued and outstanding shares of capital stock of Center Health. The Center Health Acquisition resulted in goodwill of $18.0 million. The aggregate acquisition date fair value of consideration for the Center Health Acquisition totaled $18.8 million. Consideration for the acquisition consisted of $5.4 million in cash (the "Center Health Cash Consideration"), plus the issuance of an aggregate of 255,885 shares of the Company's Class A common stock ( the "Center Health Stock Consideration"), subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Center Health. The Center Health Stock Consideration was valued at $52.05 per share, which was the closing price of the Company's Class A common stock on the Center Health Closing Date. In accordance with the terms of the agreement, $2.0 million of the Center Health Cash Consideration was held back and payable within five business days of August 7, 2027 and recorded within Other current liabilities.

Paige.AI, Inc.

On August 22, 2025, (the "Paige Closing Date"), the Company completed its acquisition (the "Paige Acquisition") of Paige.AI, Inc. ("Paige"), a Delaware corporation, pursuant to an Agreement and Plan of Merger. Paige is an AI company specializing in digital pathology. The Paige Acquisition allows the Company to grow its dataset and establish a strong footprint in digital pathology with an industry leading technology portfolio.

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

A portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige paid $3.0 million in December 2025 to fulfill employee tax obligations related to the issuance. The equivalent was withheld from those employees in the Company's Class A common stock and included in treasury stock. In accordance with the terms of the agreement, $6.9 million in equity consideration was held back. The net working capital adjustment resulted in a decrease to the acquisition price of $1.2 million which was recorded to goodwill. The $6.9 million holdback liability was recognized within Other long-term liabilities as of the opening balance sheet date. The holdback liability is remeasured at fair value in each period following the closing with changes in fair value recorded within Selling, general and administrative expense. The Company settled the holdback liability, releasing 69,981 shares of the Company’s Class A common stock to Paige shareholders and 15,985 shares were released to the Company's treasury shares during the three months ended September 30, 2026. As of September 30, 2026, no amounts remain due under holdback agreements related to the Paige Acquisition.

The Company incurred $0.9 million of transaction costs related to the Paige Acquisition, of which $0 and $0.4 million were recorded during the three months ended September 30, 2026 and 2025, respectively, and $0 and $0.9 million were recorded during the nine months ended September 30, 2026 and 2025, respectively, all of which was recorded within Selling, general and administrative expense in the consolidated statement of operations.

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

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenues	$334,470	$905,437
Net loss	(83,719)	(208,189)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Paige to reflect acquisition-related transaction costs and the additional depreciation that would have been charged assuming the fair value adjustments to property and equipment, net had been applied from January 1, 2024. The pro forma financial information for the three and nine months ended September 30, 2025 combines the Company's financial results and the historical results of Paige for the three and nine months ended September 30, 2025. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three and nine months ended September 30, 2025, Paige contributed an immaterial amount in net revenue within Data and applications revenue and $2.4 million of net loss to the Company's consolidated results.

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

The acquisition resulted in goodwill of $21.0 million. The aggregate acquisition date fair value of consideration for the Deep 6 Acquisition totaled $17.4 million. Consideration consisted of $4.3 million of cash and $13.1 million of the Company's Class A common stock. In accordance with the terms of the agreement, $0.8 million in equity consideration was held back. The net working capital adjustment resulted in a decrease to the acquisition price of $0.2 million which was recorded to goodwill. The $0.6 million holdback liability was recognized within Other long-term liabilities as of the opening balance sheet date. The holdback liability is remeasured at fair value in each period following the closing within Selling, general and administrative expense. The Company settled the holdback liability, releasing 13,155 shares of the Company’s Class A common stock to Deep 6 shareholders related to the holdback and 4,217 shares were released to the Company's treasury shares during the three months ended September 30, 2026. As of September 30, 2026, no amounts remain due under holdback agreements related to the Deep 6 Acquisition.

Ambry Genetics Corporation

On February 3, 2025 (the "Ambry Closing Date"), the Company completed its acquisition (the "Ambry Acquisition") of Ambry Genetics Corporation, a Delaware corporation ("Ambry"), pursuant to a Securities Purchase Agreement (the "Ambry Purchase Agreement") entered into on November 4, 2024 with Realm, IDX, Inc., a Delaware corporation (the "Ambry Seller") and the Ambry Seller's ultimate parent, Konica Minolta, Inc., a Japanese corporation, as guarantor.

The Company acquired all of the issued and outstanding shares of capital stock of Ambry. Consideration for the acquisition consisted of $375.0 million in cash, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Ambry, plus the issuance of an aggregate of 4,843,136 shares of the Company's Class A common stock (the "Ambry Stock Consideration"). The Ambry Stock Consideration was valued at $61.54 per share, which was the closing price of the Company's Class A common stock on the Ambry Closing Date. Pursuant to the terms of the Ambry Purchase Agreement, 2,152,505 shares of the Company's Class A common stock issued as Ambry Stock Consideration were subject to a lock-up for a period of one year following the Ambry Closing Date. The Company was an Ambry customer prior to the acquisition and, pursuant to that preexisting relationship, owed $3.8 million to Ambry as of the Ambry Closing Date. This balance was effectively settled upon the Ambry Acquisition and was treated as a reduction to consideration transferred. The net working capital adjustment was finalized in September 2025, resulting in a decrease to the acquisition price of $3.0 million which was recorded to goodwill.

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

The Company incurred $7.4 million of transaction costs related to the Ambry Acquisition, of which $0 and $0.1 million were recorded during the three months ended September 30, 2026 and 2025, respectively, and $0 and $4.6 million were recorded during the nine months ended September 30, 2026 and 2025, respectively, within Selling, general and administrative expense in the condensed consolidated statement of operations.

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

The following pro forma information shows the results of the Company's operations as though the acquisition had occurred as of the beginning of the comparable period, January 1, 2024 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenues	$334,206	$937,501
Net loss	(79,850)	(229,573)

The pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Ambry to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment, net and intangible assets had been applied from January 1, 2024. The pro forma financial information for the three and nine months ended September 30, 2025 combines the Company's financial results and the historical results of Ambry for the three and nine months ended September 30, 2025. Included in the adjustment is a $46.2 million tax benefit from the release of a portion of the valuation allowance attributable to estimated deferred tax liabilities as of the opening balance sheet. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the period presented, or the results that may occur in the future.

For the three months ended September 30, 2025, Ambry contributed $102.6 million in net revenue within Diagnostics revenue and $2.4 million of net income to the Company's consolidated results. For the nine months ended September 30, 2025, Ambry contributed $263.4 million in net revenue within Diagnostics revenue and $10.1 million of net income to the Company's consolidated results.

Pursuant to ASC 805, Business Combinations, the Company accounted for the Ambry Acquisition as a business combination under the acquisition method of accounting.

5.
BALANCE SHEET COMPONENTS

Property and Equipment, Net

The following summarizes property and equipment, net as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$165,935	$143,651
Leasehold improvements	69,023	64,791
Furniture and fixtures	7,547	6,976
Building	1,234	1,234
Land	9,850	9,850
Total property and equipment, gross	253,589	226,502
Less: accumulated depreciation	(158,403)	(137,346)
Property and equipment, net	$95,186	$89,156

Depreciation expense on property and equipment is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue, diagnostics	$3,984	$3,939	$11,375	$11,574
Cost of revenue, data and applications	—	145	—	428
Selling, general and administrative costs	3,354	4,036	10,513	12,348
Total depreciation	$7,338	$8,120	$21,888	$24,350

Accrued Expenses

Accrued expenses as of September 30, 2026 and December 31, 2025, consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and employee benefits	$50,065	$38,119
Accrued expenses	111,973	72,553
Accrued cloud storage costs	69,735	41,870
Interest payable	1,203	2,828
Total accrued expenses	$232,976	$155,370

6.
GOODWILL, INTANGIBLES AND CAPITALIZED SOFTWARE

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. During the three and nine months ended September 30, 2026, $18.0 million was recorded in connection with the Center Health Acquisition. During the nine months ended September 30, 2025, goodwill of $391.7 million was recorded in connection with the Paige Acquisition, Ambry Acquisition, and Deep 6 Acquisition. Measurement period adjustments of $5.1 million were recorded related to these acquisitions. During the three months ended September 30, 2025, goodwill of $142.4 million was recorded in connection with the Paige Acquisition. Measurement period adjustments of $1.2 million was recorded in connection with the Paige Acquisition. The Company recorded no impairment loss during the three and nine months ended September 30, 2026 and 2025.

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

There were no impairment charges recognized related to intangible assets during the three and nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Customer relationships	$254,550	$75,646	$178,904	$254,550	$48,722	$205,828
Licensed data	29,164	25,986	3,178	28,601	22,954	5,647
Website domain	19	—	19	19	—	19
Trade names	41,000	13,286	27,714	41,000	8,892	32,108
Developed technology - biotech	114,000	38,000	76,000	114,000	20,900	93,100
Developed technology - software	18,000	10,000	8,000	18,000	5,500	12,500
	$456,733	$162,918	$293,815	$456,170	$106,968	$349,202

Amortization of intangible assets is recognized using the straight-line method over their estimated useful lives, which range from three to seven years. Amortization expense was $18.7 million and $18.9 million for the three months ended September 30, 2026 and 2025, respectively, and $56.0 million and $51.1 million for the nine months ended September 30, 2026 and 2025, respectively, and is recorded in Cost of revenues, Research and development, or Selling, general and administrative expense, depending on use of the asset. The weighted average life of the Company’s intangibles is approximately six years.

As of September 30, 2026, the estimated future amortization expense related to intangible assets is as follows (in thousands):

10/1/2026 - 12/31/2026	18,495
2027	69,329
2028	62,987
2029	61,344
2030	40,319
2031	38,143
Thereafter	3,179
Total	$293,796

Capitalized software

Capitalized software consists of internal-use software costs and software that will be sold, leased or otherwise marketed, which are initially recorded at cost. The Company adopted ASU 2025-06 on January 1, 2026 on a prospective basis. Refer to Note 2 for further detail. Amortization of internal-use capitalized software is recognized using the straight-line method when placed into service over the estimated useful life of the software, which is typically three to five years. Amortization expense of internal-use capitalized software was immaterial for the three and nine months ended September 30, 2026 and 2025, and is recorded in Selling, general and administrative expense. No amortization expense of external-use software has been recorded for the three and nine months ended September 30, 2026 and 2025 as the external-use software is not ready for general release to customers. As of September 30, 2026 and December 31, 2025, the unamortized external-use software was $13.7 million and $0 million, respectively.

The following summarizes capitalized software, net as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Capitalized software, gross	41,280	6,216
Less: accumulated amortization	(719)	(165)
Capitalized software, net	$40,561	$6,051

There were no impairment charges recognized related to capitalized software during the three and nine months ended September 30, 2026 and 2025, respectively.

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

The Company's maximum exposure to loss from SB Tempus is equal to the carrying value of the Company's investment. As of September 30, 2026, the carrying value of the investment in SB Tempus was $77.6 million. The Company's share of losses from SB Tempus are recorded in Losses from equity method investments. As of September 30, 2026 and December 31, 2025, accounts receivable related to SB Tempus was $0.3 million and $0.2 million, respectively.

In connection with entering into the Joint Venture Agreement, the Company entered into a Data License Agreement (the "Data License Agreement"), under which the Company granted SB Tempus a limited, non-exclusive, transferable license with a limited right to sublicense certain de-identified data for certain specified uses solely in Japan. Under the Data License Agreement, SB Tempus paid the Company ¥7.5 billion ($47.9 million) in exchange for the license to an initial records batch, which is recorded in deferred revenue and has been fully recognized into Data and applications revenue over the term of the license subscription which ended on March 31, 2026. For the three months ended September 30, 2026 and 2025, the Company recognized $0 and $6.2 million in Data and applications revenue related to the Data License Agreement, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $6.2 million and $18.7 million in Data and applications revenue related to the Data License Agreement, respectively. As of September 30, 2026 and December 31, 2025, deferred revenue related to SB Tempus was $0.0 million and $6.2 million, respectively.

In addition, on July 18, 2024, the Company and SB Tempus entered into an Intellectual Property Agreement (the "IP License Agreement") under which SB Tempus paid the Company an additional ¥7.5 billion ($47.9 million) in exchange for a non-exclusive license to certain of the Company's technologies for certain specified uses solely in Japan. The payment is recorded in deferred other income and will be amortized into Other income, net over three years, based on the estimated time for SB Tempus' systems and technologies to diverge from the Company's. As of September 30, 2026, Deferred other income and Deferred other income, less current portion were $12.0 million and $0 million, respectively, which solely represent deferred other income from SB Tempus. As of December 31, 2025, Deferred other income and Deferred other income, less current portion were $16.0 million and $8.0 million, respectively, which solely represent deferred other income from SB Tempus. For each of the three months ended September 30, 2026 and 2025, the Company recognized $4.0 million related to the IP License Agreement. For each of the nine months ended September 30, 2026 and 2025, the Company recognized $12.0 million related to the IP License Agreement.

8.
COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has entered into non-cancelable arrangements with third parties, primarily related to data licenses and cloud computing services. Where applicable, the Company calculates its obligation based on termination fees that can be paid to exit the contract. The data license agreements include committed payments for access to the data and additional payments contingent on the commercialization of such data. For the three months ended September 30, 2026 and 2025, the Company recognized data licensing and cloud computing expenses of $14.3 million and $15.0 million, respectively, related to non-cancelable arrangements. For the nine months ended September 30, 2026 and 2025, the Company recognized data licensing and cloud computing expenses of $38.4 million and $38.3 million, respectively, related to non-cancelable arrangements.

As of September 30, 2026, future payments under these contractual obligations were as follows (in thousands):

10/1/2026 - 12/31/2026	11,616
2027	74,567
2028	29,517
2029	24,225
2030	2,667
2031	—
Total purchase obligations	142,592
Less: Current portion of purchase obligations	37,711
Total long-term purchase obligations	$104,881

Legal Matters

From time to time, the Company may be involved in various legal proceedings, including commercial claims from customers and vendors, potential lawsuits seeking damages and/or injunctive relief, employment disputes, subpoenas, government investigations, regulatory or administrative proceedings, and other types of matters arising from the normal course of business activities. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated, and such loss contingencies will be disclosed when the likelihood of loss is no longer considered remote. There were no material matters as of and for the three and nine months ended September 30, 2026 and 2025.

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

The components of total lease costs for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$3,400	$3,293	$10,296	$7,866
Variable lease cost	2,519	2,179	5,975	5,777
Short-term lease costs	105	255	469	899
Sublease income	(369)	(162)	(1,123)	(251)
Total lease costs	$5,655	$5,565	$15,617	$14,291

Lease term and discount rate as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	6.5	7.0
Weighted-average discount rate
Operating leases	6.1%	6.1%

As of September 30, 2026, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
10/1/2026 - 12/31/2026	2,650
2027	17,952
2028	16,704
2029	15,016
2030	12,504
2031	12,743
Thereafter	22,146
Total minimum lease payments	99,715
Less: Amount representing interest	18,648
Present value of net minimum lease payments	81,067
Less: Current portion of lease liabilities	11,584
Total long-term lease liabilities	$69,483

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

Under the Articles of Incorporation, any holder’s shares of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon certain circumstances, including: (1) the sale or transfer of such shares of Class B common stock, other than to a “controlled entity,” which is any person or entity which, directly or indirectly, is controlled by, or is under common control with, the holder of such shares of Class B common stock; or (2) the earliest to occur of any of the following: (a) the trading day that is no less than 90 days and no more than 150 days following June 17, 2044; (b) the date on which Mr. Lefkofsky is no longer providing services to the Company as an executive officer or member of the board of directors; and (c) the trading day that is no less than 90 days and no more than 150 days following the date that Mr. Lefkofsky and his controlled entities hold, in the aggregate, fewer than 10,000,000 shares of the Company’s capital stock (as adjusted for stock splits, stock dividends, combinations, subdivisions and recapitalizations).

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

Treasury Stock

As discussed in Note 4, a portion of the Paige Stock Consideration was paid to employees as consideration for transaction bonuses. Paige paid $3.0 million in December 2025 to fulfill employee tax obligations related to the issuance. The equivalent was withheld from those employees in the Company's Class A common stock. These shares were accounted for as treasury stock. As discussed in Note 4, the Company settled the holdback liability for the Paige Acquisition and Deep 6 Acquisition during the three months ended September 30, 2026, releasing 83,136 shares of the Company's Class A common stock to the Paige and Deep 6 shareholders and the remaining 20,202 shares of Class A common stock were released to the Company's treasury shares. The Company records treasury stock at cost.

At-the-Market Sales Agreement

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

For the three and nine months ended September 30, 2026, the Company sold no shares under the ATM. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, the Company incurred $1.2 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the condensed consolidated balance sheet. As of September 30, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

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

2024 Equity Incentive Plan

In February 2024, the Company’s board of directors adopted, and in April 2024, the Company’s stockholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”), which became effective in connection with the IPO in June 2024. The 2024 Plan provides for the grant of incentive stock options, (“ISOs”) nonstatutory stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), performance-based restricted stock awards (“PSUs”) and other awards. The original maximum number of shares of Class A common stock that may be issued under the 2024 Plan was 7,430,000 shares of the Company’s Class A common stock and automatically increases on January 1 of each year, beginning on January 1, 2025 and continuing through and including January 1, 2034 in an amount equal to either (i) a number of shares of the Company’s Class A common stock (the “Evergreen Increase”), such that the sum of (x) the remaining number of shares available under the 2024 Plan and (y) the Evergreen Increase is equal to 5% of the total number of shares of common stock (both Class A and Class B) outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under the 2024 Plan is 22,290,000 shares. As of September 30, 2026, there were 6,128,207 shares of the Company's Class A common stock that may be issued under the 2024 Plan.

Restricted Stock Units

The Company granted 486,930 and 3,103,997 RSUs during the three and nine months ended September 30, 2026.

Performance Stock Units

The Company granted 106,600 and 281,600 PSUs during the three and nine months ended September 30, 2026. Refer to Note 16 for further detail regarding the PSU grant to a non-employee.

The table below summarizes PSU activity for the nine months ended September 30, 2026:

	Unvested Performance Stock Units	Weighted - Average Grant Date Fair Value
Outstanding at December 31, 2025	2,569,600	$53.32
Granted	281,600	$50.73
Vested and settled	(831,648)	$55.76
Forfeited	(90,000)	$53.32
Outstanding at September 30, 2026	1,929,552	$51.89

50% of the PSUs granted in 2025 (the “CRG PSUs”) are subject to a performance condition, which is based on the Company’s compound revenue growth ("CRG") during three overlapping performance periods (the "Performance Periods")—calendar year 2025 ("First Performance Period"), calendar years 2025 and 2026 ("Second Performance Period"), and calendar years 2025, 2026 and 2027 ("Third Performance Period" and, together with the First Performance Period and the Second Performance Period, the "Performance Periods") and subject to a service condition of a required period of continued employment from the vesting start date. 50% of the PSUs granted in 2025 (the “TSR PSUs”) are subject to a market condition, which is based on a comparison of the Company’s total shareholder return ("TSR") to the return of the Nasdaq Composite Index during each Performance Period and subject to a service condition of a required period of continued employment from the vesting start date.

On February 20, 2026, the Company's board of directors certified the achievement of the performance condition related to the CRG PSUs and the market condition related to the TSR PSUs for the First Performance Period. As of September 30, 2026, the service condition for the TSR and CRG PSUs for the First Performance Period was met.

Stock-based compensation is classified as follows in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues, diagnostics	$3,037	$1,631	$8,795	$4,086
Cost of revenues, data and applications	1,214	894	3,735	2,198
Technology research and development	7,954	5,463	26,101	12,067
Research and development	5,432	3,301	15,284	7,618
Selling, general and administrative	30,437	22,690	100,986	53,439
Total stock-based compensation	$48,074	$33,979	$154,901	$79,408

12.
DEBT

Convertible Senior Notes due 2032

On May 12, 2026, the Company completed a private offering (the “2026 Offering”) of $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the “2032 Notes”). The Company's net proceeds from the 2026 Offering were $442.0 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by the Company.

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

The initial purchasers' discount and deferred financing fees on the 2032 Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the 2032 Notes, net in the condensed consolidated balance sheets. As of September 30, 2026, the net carrying amount of the 2032 Notes are as follows:

September 30, 2026
Principal	460,000
Unamortized deferred financing fees	(1,044)
Unamortized initial purchasers' discount	(15,784)
Net carrying amount	443,172

Amortization of the initial purchasers' discount and deferred financing fees are reflected in Interest expense on the condensed consolidated statements of operations. The Company recognized interest expense during the three and nine months ended September 30, 2026 as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
2032 Notes
Amortization of initial purchasers' discount	707	1,084
Amortization of deferred financing fees	44	72
Total interest expense	751	1,156
Effective interest rate	0.7%	0.3%

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

The initial purchasers' discount and deferred financing fees on the 2030 Notes are amortized over the term of the underlying debt and unamortized amounts have been offset against the 2030 Notes, net in the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the net carrying amount of the 2030 Notes are as follows:

	September 30, 2026	December 31, 2025
Principal	750,000	750,000
Unamortized deferred financing fees	(598)	(734)
Unamortized initial purchasers' discount	(17,697)	(21,188)
Net carrying amount	731,705	728,078

During the nine months ended September 30, 2026, the Company made $5.8 million in interest payments on the 2030 Notes. Accrued interest on the 2030 Notes is recorded within Accrued expenses on the condensed consolidated balance sheet. Amortization of the initial purchasers' discount and deferred financing fees are reflected in Interest expense on the condensed consolidated statements of operations. The Company recognized interest expense during the three and nine months ended September 30, 2026 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2030 Notes
Contractual interest expense	1,407	1,391	4,188	1,391
Amortization of initial purchasers' discount	1,177	1,138	3,491	1,138
Amortization of deferred financing fees	40	38	136	38
Total interest expense	2,624	2,567	7,815	2,567
Effective interest rate	1.4%	1.4%	1.4%	1.4%

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

In July 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million. In May 2026, the Company repaid in full the principal amount for $307.7 million of the Additional Term Loan Facility and Revolving Credit Facility. In connection with this repayment, the Credit Agreement, as amended, and all guarantee and security documents executed in connection therewith, were terminated. No amounts under the Credit Facilities remain outstanding as of September 30, 2026. The Company recorded a loss on debt extinguishment of $11.6 million in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026, representing a prepayment premium of $6.4 million, unamortized original issue discount of $4.5 million, and unamortized deferred financing fees of $0.7 million.

The original issue discount of $10.5 million and deferred financing fees of $2.6 million on the Term Loans are amortized over the term of the underlying debt and unamortized amounts have been offset against long-term debt in the condensed consolidated balance sheets. As a result of the repayment of the principal amount of the Additional Term Loan Facility in May 2026, as of September 30, 2026, the original issue discount was $0. As of December 31, 2025, the unamortized original issue discount was $3.3 million. As a result of the repayment of the principal amount of the Term Loan Facility in July 2025, the deferred financing fees is $0 as of September 30, 2026 and December 31, 2025.

The original issue discount of $2.0 million and deferred financing fees of $1.0 million on the Revolving Credit Facility are amortized over the term of the underlying debt and unamortized amounts are recorded in Investments and other assets in the condensed consolidated balance sheets. As of September 30, 2026, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility were both $0 as a result of the repayment of the principal amount of the Revolving Credit Facility in May 2026. As of December 31, 2025, the unamortized original issue discount and deferred financing fees on the Revolving Credit Facility was $1.6 million and $0.8 million, respectively.

During the nine months ended September 30, 2026, the Company made $9.3 million in interest payments.

Interest expense and the effective interest rate for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense
Term Loans	—	6,789	$9,037	$34,460
Revolving Credit Facility	—	2,055	2,725	5,340

Effective interest rate
Term Loans	0.0%	12.8%	12.9%	12.7%
Revolving Credit Facility	0.0%	8.2%	8.0%	8.0%

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

The Company recognized interest expense of $3.3 million and $3.7 million during the three months ended September 30, 2026 and 2025, respectively. The Company recognized interest expense of $10.1 million and $10.8 million during the nine months ended September 30, 2026 and 2025, respectively. Accrued interest on the Second Amended Note is recorded as Interest Payable within noncurrent liabilities on the condensed consolidated balance sheet.

13.
NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted average number of outstanding shares of Common Stock each period. The Company’s Class A common stock and Class B common stock share equally in distributed and undistributed earnings; therefore, no allocation to participating securities or dilutive securities is performed. Diluted net loss per share is calculated by giving effect to all potential dilutive Common Stock equivalents, which includes stock options, RSUs, RSAs, PSUs, and preferred stock. The Company uses the if-converted method for its convertible debt instruments and the treasury stock method for options, warrants, and similar instruments in accordance with ASC 260 to calculate diluted EPS. The Company excludes any potentially dilutive common stock equivalents from the calculation of diluted net loss per share if their effect is anti-dilutive. As the Company had net losses in the three and nine months ended September 30, 2026 and 2025, all potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table presents the calculation for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss, basic and diluted	$(14,851)	$(79,982)	$(135,128)	$(190,862)
Denominator:
Weighted-average common shares outstanding, basic and diluted	181,311	174,945	180,049	172,969
Net loss per share, basic and diluted	$(0.08)	$(0.46)	$(0.75)	$(1.10)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, as the impact of including them would have been anti-dilutive.

	As of September 30,
	2026	2025
Deep 6 holdback liability	—	13,614
Paige holdback liability	—	85,966
Unvested RSUs	5,931,276	6,427,465
Unvested RSAs	7,601	20,630
Unvested PSUs	1,929,552	2,569,600
Shares issuable upon conversion of Notes(1)	15,550,198	9,292,529
Total potentially dilutive shares	23,418,627	18,409,804

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

For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $0.0 million and $0.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2026 differs from the statutory federal income tax rate primarily due to the Company's full valuation allowance position in the US which prevents the Company from benefiting current year losses.

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

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $0.3 million and income tax benefit of $45.7 million. This benefit was the result of a discrete tax benefit of $46.2 million recorded from the release of a portion of the valuation allowance attributable to net deferred tax liabilities recorded on Ambry's opening balance sheet which offset certain net deferred tax assets of the Company. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory federal income tax rate primarily due to the discrete tax benefit recognized from the reduction of the valuation allowance as a result of the Ambry Acquisition during the period.

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

The valuation methodologies used for the Company’s assets and liabilities measured at fair value and their classification in the valuation hierarchy are summarized below:

Marketable equity securities—The Company holds short-term and long-term marketable equity securities, all of which are publicly traded shares of common stock, which have quoted prices in active markets. The securities are measured at fair value each reporting period. The Company classifies the marketable equity securities as Level 1 as they are valued using quoted market prices at each reporting period.

Holdback liability—The Company held back shares in connection with the Deep 6 acquisition and in connection with the Paige acquisition. See Note 4, Business Combinations for further discussion of those acquisitions. For all holdback liabilities, the number of shares are fixed at the acquisition price as of the date of the acquisition.

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

The Credit Facilities, the Second Amended Note, and the Notes were not recorded at fair value. The fair values of the Credit Facilities, the Second Amended Note, and the Notes approximated their carrying values as of September 30, 2026 and December 31, 2025. Estimates of the fair values of the Credit Facilities, the Second Amended Note, and the Notes are classified as Level 3 due to the lack of relevant observable market data over fair value inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurement at Reporting Date Using
	September 30, 2026	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$259,150	$259,150	$—	$—

		Fair Value Measurement at Reporting Date Using
	December 31, 2025	Quoted Price in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable equity securities	$150,211	$150,211	$—	$—
Liabilities
Holdback liability	$4,984	$4,984	$—	$—

Measurement Alternative Investments

The Company uses the measurement alternative investment method to account for investments in which it does not exercise significant influence and that do not have readily determinable fair values. The Company's measurement alternative investments consist of investments in Pathos Series D Preferred Stock (refer to Note 16), a warrant to purchase 23,456,790 shares of Pathos common stock (refer to Note 16), and other immaterial investments that are not related parties to the Company. These investments are accounted for under the measurement alternative in accordance with ASC 321, whereby securities are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. The Company's measurement alternative investments are recorded in Investment in related party and within Investments and other assets on the condensed consolidated balance sheets. These investments are measured at fair value on a non-recurring basis and are classified as Level 3 investments.

The warrant to purchase shares of Pathos common stock is valued at $0 as there have been no observable price changes in orderly transactions for identical or similar securities of the same issuer. In both June 2026 and August 2026, Pathos paid $8.8 million of the data license fees in Pathos' Series D Preferred Stock (refer to Note 16), for a total of $17.5 million in Pathos' Series D Preferred Stock. The carrying value of the Company's measurement alternative investments as of September 30, 2026 and December 31, 2025 was $25.5 million and $8.0 million, respectively. There have been no cumulative upward or downward adjustments from observable price changes recorded. The Company recorded no impairment loss during the three and nine months ended September 30, 2026 and 2025.

Marketable Equity Securities

The Company holds marketable equity securities, which are all publicly traded shares of Recursion Pharmaceuticals, Inc. (“Recursion”) Class A common stock and Personalis common stock.

Shares of Recursion Class A common stock were received as payment of accounts receivable. During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company did not sell any shares of Recursion Class A common stock. During the nine months ended September 30, 2025, the Company sold 737,466 shares of Recursion Class A common stock at a weighted average price of $11.28 per share for aggregate proceeds of $8.3 million. The Company owns less than 20% of Recursion's outstanding common stock and has no significant influence or control over Recursion. Recursion Class A common stock is recorded in Marketable equity securities on the condensed consolidated balance sheet.

As consideration for the Company's obligations to Personalis under the Commercialization and Reference Laboratory Agreement entered into with Personalis in November 2023, Personalis issued warrants to the Company to purchase up to an aggregate of 9,218,800 shares of Personalis' common stock, up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2024 at an exercise price of $1.50 per share, and up to 4,609,400 of which were exercisable for cash at any time prior to December 31, 2025 at an exercise price of $2.50 per share. In August 2024, the Company exercised the warrants in full at their respective exercise prices for an aggregate of 9,218,800 shares of Personalis common stock at an aggregate purchase price of $18.4 million. Concurrently, the Company entered into an Investment Agreement with Personalis, pursuant to which the Company purchased an additional 3,500,000 shares of Personalis common stock for $17.7 million. The Company owns less than 20% of Personalis' outstanding common stock and has no significant influence or control over Personalis. Personalis common stock is recorded in Marketable equity securities, less current portion on the condensed consolidated balance sheet.

Changes in fair value of marketable equity securities are recorded in earnings within Other income, net on the condensed consolidated statement of operations and comprehensive loss. The following summarizes the portion of unrealized gains and losses recorded during the three and nine months ended September 30, 2026 and 2025 that relate to marketable equity securities held as of September 30, 2026 and 2025 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (gain) loss during the period on marketable equity securities	$(42,773)	$1,276	$(108,939)	$(4,731)
Less: Net gain recognized during the period on marketable equity securities sold during the period	—	—	—	(3,264)
Unrealized (gain) loss recognized during the period on marketable equity securities still held at the reporting date	$(42,773)	$1,276	$(108,939)	$(1,467)

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

On April 17, 2025, the Company entered into an Order Form (the "Order Form") regarding both the development of a foundation large multimodal model in the field of oncology (the “Foundation Model”) and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model, with Pathos under the Amended and Restated Master Agreement (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the Statement of Work with AstraZeneca under the Master Services Agreement, dated November 17, 2021 between the Company and AstraZeneca, as amended from time to time (the Master Services Agreement and the Statement of Work are collectively referred to herein as the “MSA”), (ii) the Company will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay the Company data license fees of $200 million over a three-year period, including an upfront payment of $50.0 million paid as of April 2025, (iv) the Company will provide a secure cloud environment to host the Foundation Model, for which Pathos will pay the Company the first $60.0 million of cloud compute costs, (v) the Company will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (vi) in consideration of Pathos’ commitments under the Pathos Master Agreement, the Company has paid Pathos $35.0 million, of which $25.0 million was paid in July 2025 and $10.0 million was paid in October 2026. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to the Company in shares of Pathos’ Series D Preferred Stock. In both June 2026 and August 2026, Pathos paid $8.8 million of the data license fees in Pathos' Series D Preferred Stock, for a total of $17.5 million, which is presented in Investment in related party on the condensed consolidated balance sheets and recorded under the measurement alternative for equity investments (refer to Note 15). As part of the transaction, the Company became a party to Pathos’ standard investment documents. The Pathos' Series D Preferred Stock is entitled to cumulative dividends at an annual rate of 5.0%. As of September 30, 2026, no dividends have been declared by the Pathos board of directors.

Consulting Arrangement and Equity Grant

On February 16, 2026, the Company entered into an Independent Contractor Agreement (the “Huerga Contractor Agreement”) with Iker Huerga, Chief Executive Officer of Pathos, pursuant to which Mr. Huerga agreed to assist the Company in negotiating, managing, and expanding a new commercial agreement (the "Commercial Agreement"). Compensation under the Huerga Contractor Agreement consists solely of RSUs and PSUs. Mr. Huerga will earn 25,000 RSUs for services rendered in 2025 and expected to be rendered in 2026. Mr. Huerga has the potential to earn an additional 175,000 PSUs based on milestones that include certain minimum purchase commitments. A special committee of disinterested directors of the Board of Directors approved Mr. Huerga's 175,000 PSUs on October 22, 2026.

The Company has entered into various agreements with our related parties, which primarily encompasses the development of the Foundation Model, access to the Company's Lens product, sequencing, clinical research organization and other data services. The Company has recognized $22.1 million and $25.2 million of revenue from related parties for the three months ended September 30, 2026 and 2025, respectively. The Company has recognized $65.9 million, and $41.7 million of revenue from related parties for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, there was no amount due to related parties. As of September 30, 2026 and December 31, 2025, the amount due from related parties was $12.1 million and $6.4 million, respectively.

As of September 30, 2026, Related party asset and Related party asset, less current portion were $17.5 million and $10.2 million, respectively. As of December 31, 2025, the related party asset and related party asset, less current portion were $8.8 million and $16.2 million, respectively. The related party asset represents future services to be provided by Pathos under the Pathos Master Agreement.

As of September 30, 2026 and December 31, 2025, related party payable was $10.0 million and $0 million, respectively. The related party payable represents the amount due to Pathos in consideration of Pathos' commitments under the Pathos Master Agreement.

As of September 30, 2026, deferred revenue includes $0.1 million of related party deferred revenue. As of December 31, 2025, deferred revenue includes $3.9 million of related party deferred revenue.

The Company subleases a portion of office space to a related party on a month-to-month basis. Sublease income received from the related party was insignificant for the three months ended September 30, 2026 and 2025. Sublease income received from the related party was $0.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025.

17.
SUBSEQUENT EVENTS

Lease Amendment

In October 2026, the Company executed a ninth amendment to the lease agreement for its Chicago, Illinois facility. The amendment expands the leased premises by 33,531 rentable square feet and extends the lease term through January 31, 2038, resulting in a preliminarily estimated remeasured right-of-use asset and lease liability of approximately $19.8 million.

Oncology Data License and Related Services Agreement with BMS

On October 14, 2026, the Company and BMS entered into an SOW (the "Onco SOW") under the parties’ existing Master Services Agreement, dated August 22, 2018, as amended from time to time. Under the Onco SOW, the Company will (i) license to BMS certain multimodal records from the Company's de-identified oncology dataset, (ii) grant BMS access to the Company’s Lens software application to facilitate analysis of such data, and (iii) provide certain other data analysis and research-related services. The scope of BMS’s license to the de-identified oncology data under the Onco SOW includes BMS’s use of such data with Pathos’s drug development platform, which BMS has separately licensed from Pathos.

The Onco SOW has a term expiring on December 31, 2031. BMS will pay the Company $137.5 million in aggregate fixed payments over the term, with payments invoiced quarterly throughout. BMS may terminate the Onco SOW upon 12 months’ prior written notice and payment of a substantial termination fee.

Neurology Data and Agentic Tool License with Pathos, Including Sublicense Rights to BMS

On October 22, 2026, the Company and Pathos entered into an Order Form relating to neurology data and an agentic data analysis tool to be used by Pathos and Bristol-Myers Squibb Company (“BMS”) to support therapeutic product development (the “Neuro Order Form”) under the Amended and Restated Master Agreement. Pursuant to the Neuro Order Form, the Company will use commercially reasonable efforts to deliver and license to Pathos 500,000 de-identified records of patients diagnosed with Alzheimer’s disease or other specified neurological conditions, at a rate of 100,000 records during each year of the Neuro Order Form’s five-year term. The Company has also granted Pathos a license to an agentic tool that permits interrogation and analysis of the licensed data (the “Tempus Agent”). Pathos may use the licensed data and the Tempus Agent for its internal purposes and to assist BMS in its therapeutic development activities (as described more fully in the Side Letter).

In connection with the Neuro Order Form, Pathos will pay the Company aggregate fees of up to $55.0 million in cash, consisting of (i) $50.0 million in data license fees of $100 per delivered record, invoiced monthly, and (ii) $5.0 million for the availability of record updates, invoiced quarterly. Because the data license fees are based on the number of records delivered, the amount that the Company will earn under the Neuro Order Form will depend on its delivery of records during the five-year term.

Side Letter among Tempus, Pathos, and BMS

Also on October 22, 2026, the Company, Pathos, and BMS entered into a side letter agreement relating to the Neuro Order Form (the "Side Letter"), which confirms the Company’s consent to the sublicense from Pathos to BMS of the data and Tempus Agent provided under the Neuro Order Form. The Side Letter also establishes that the Company will not license the applicable neurology data records to any third party other than BMS, Pathos, and certain subcontractors during the period beginning when an applicable record is first delivered to Pathos and ending 18 months after the later of (i) such delivery date and (ii) October 22, 2027.

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
•
the expected timing of the closing of the Personalis acquisition, including receipt of Personalis stockholder approval and satisfaction of other closing conditions, whether we elect to pay any portion of the merger consideration in cash and the sources of funding for any such cash consideration, and the possibility that Personalis may terminate the Merger Agreement if our stock price falls below specified levels;
•
our ability to realize the expected benefits of our acquisitions of Paige.AI, Inc.,or Paige, Ambry Genetics Corporation, or Ambry, Deep 6 AI, Inc., or Deep 6, and Center Health Sub, LLC, or Center Health, and if consummated, Personalis;

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Except as expressly described herein with respect to the pending acquisition of Personalis, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our sales and marketing, research and development, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We primarily operate in the United States and generated total revenue of $411.5 million and $334.2 million in the three months ended September 30, 2026 and 2025, respectively, and $1,142.1 million and $904.6 million in the nine months ended September 30, 2026 and 2025, respectively. We also incurred net losses of $14.9 million and $80.0 million in the three months ended September 30, 2026 and 2025, respectively, and $135.1 million and $190.9 million in the nine months ended September 30, 2026 and 2025, respectively. We generated adjusted EBITDA of $25.6 million and $1.5 million in the three months ended September 30, 2026 and 2025, respectively, and $30.8 million and $(20.3) million in the nine months ended September 30, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with generally accepted accounting principles in the United States of America, or

GAAP, and for additional information about adjusted EBITDA, a non-GAAP financial measure, see "—Non-GAAP Financial Measure."

Acquisition of Center Health Sub, LLC

On August 7, 2026, or the Center Health Closing Date, we completed our acquisition, or the Center Health Acquisition, of Center Health Incorporated, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization whereby Center Health merged with and into a subsidiary of the Company that is a Delaware limited liability company, with the resulting Company being named Center Health Sub, LLC. We acquired all of the issued and outstanding shares of capital stock of Center Health. Consideration for the acquisition consisted of $5.4 million in cash, or the Center Health Cash Consideration, plus the issuance of an aggregate of 255,885 shares of our Class A common stock, or the Center Health Stock Consideration, subject to adjustment for cash, unpaid indebtedness, unpaid transaction expenses and net working capital of Center Health. The Center Health Stock Consideration was valued at $52.05 per share, which was the closing price of our Class A common stock on the Center Health Closing Date. $2.0 million of the Center Health Cash Consideration was held back.

Acquisition of Personalis, Inc.

On July 20, 2026, we announced that an Agreement and Plan of Merger, or the Merger Agreement, was entered into with Personalis. Under the terms of the agreement, we will acquire all outstanding shares of Personalis not already owned by us at a price of $16.25 per common share, representing a total enterprise value of $1.5 billion. The consideration is planned to consist entirely of our Class A common stock; however, we may elect to pay up to 50% of the aggregate consideration in cash. The closing is anticipated to be completed in the fourth quarter of 2026, and is subject to Personalis’ shareholder approval, as well as receipt of applicable regulatory approvals and other customary closing conditions. The Merger Agreement was approved by both companies’ board of directors.

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

Our net proceeds from the Offering were approximately $442.0 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used a portion of the net proceeds from the Offering to repay $317.9 million of the Additional Term Loan Facility and Revolving Credit Facility (as defined in “—Liquidity and Capital Resources—Credit Facilities”), which includes repayment of the principal, accrued interest, and prepayment premium and to pay approximately $31.2 million cost of the 2032 Capped Call. We expect to use the remaining net proceeds from the 2026 Offering for general corporate purposes, which may include acquisitions or strategic investments in complementary businesses or technologies, working capital, operating expenses, capital expenditures and repayment of additional indebtedness.

Strategic Collaborations

AstraZeneca and Pathos

In April 2025, we entered into a series of agreements with AstraZeneca AB, or AstraZeneca, and Pathos regarding both the development of a foundation large multimodal model in the field of oncology, or the Foundation Model, and the licensing of certain de-identified multi-modal data to assist in the development of the Foundation Model.

Specifically, we entered into a Statement of Work with AstraZeneca under the previously disclosed Master Services Agreement, dated November 17, 2021, as amended in October 2022, February 2023 and December 2023 (and as further amended from time to time, together with the Statement of Work, collectively referred to herein as the MSA). Pursuant to the MSA, (i) we will ensure that Pathos develops, and we provide AstraZeneca with, a Foundation Model which has been developed, validated, and maintained using de-identified datasets contributed by us, (ii) the Foundation Model will be developed, validated, and maintained by Pathos, (iii) AstraZeneca has paid us a fee of $35.0 million, and (iv) a syndicate of investors including AstraZeneca will contemporaneously execute a Stock Purchase Agreement with Pathos, or the SPA, as part of a preferred stock financing round of sufficient size given the obligations described herein.

We also entered into an Order Form with Pathos under the previously disclosed Amended and Restated Master Agreement, restated effective February 12, 2024, (the Amended and Restated Master Agreement and the Order Form collectively referred to herein as the “Pathos Master Agreement”). Pursuant to the Pathos Master Agreement, (i) Pathos will be responsible for Foundation Model development activities under the MSA, (ii) we will license Pathos a comprehensive de-identified multi-modal dataset for the sole purpose of assisting in the development and training of the Foundation Model under the MSA, (iii) Pathos will pay us data license fees of $200.0 million over a three-year period, including an upfront payment of $50.0 million that has been paid as of April 2025 (iv) we will receive a license to use the Foundation Model upon its completion (with certain field restrictions and the right of sublicense to AstraZeneca), and (v) in consideration of Pathos’ commitments under the Pathos Master Agreement, we have paid Pathos $35.0 million, of which $25.0 million was paid in July 2025 and $10.0 million was paid in October 2026. Pathos, in its sole discretion, may pay up to 50% of the data license fees owed to us in shares of Pathos’ Series D Preferred Stock. In both June 2026 and August 2026, Pathos paid $8.8 million of the data license fees in Pathos' Series D Preferred Stock, for a total of $17.5 million, which is presented in Investment in related party on the condensed consolidated balance sheets and recorded under the measurement alternative for equity investments. As part of the transaction, we became a party to Pathos’ standard investment documents. The Pathos' Series D Preferred Stock is entitled to cumulative dividends at an annual rate of 5.0%. As of September 30, 2026, no dividends have been declared by the Pathos board of directors.

AstraZeneca

As previously disclosed, in November 2021, we entered into the MSA with AstraZeneca. Under the MSA, we agreed, on a non-exclusive basis, to provide AstraZeneca with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, AstraZeneca has committed to spend a minimum of $220.0 million on such products and services during the term of the MSA. The term of the MSA will continue through December 31, 2028, unless terminated sooner. The minimum commitment may increase from $220.0 million to $320.0 million through December 2028 at AstraZeneca's election.

GlaxoSmithKline

In August 2022, we entered into a Strategic Collaboration Agreement, or, as amended in May 2024, the GSK Agreement, with GlaxoSmithKline, or GSK. Under the GSK Agreement, we agreed, on a non-exclusive basis, to provide GSK with certain of our products and services, including licensed data, sequencing, clinical trial matching, organoid modeling services, algorithm development, and others. In exchange for certain discounted prices, GSK has committed to spend a minimum of $180.0 million on such products and services during the term of the GSK Agreement, of which $70.0 million was paid upon execution. The term of the GSK Agreement will continue through December 31, 2027, unless terminated sooner. An additional commitment of up to $120.0 million may be triggered at GSK’s election for the years 2028, 2029 and 2030.

Recursion Master Agreement

In November 2023, we entered into a Master Agreement, or as amended, the Recursion Agreement, with Recursion Pharmaceuticals, Inc., or Recursion, which was subsequently amended in September 2026. Under the Recursion Agreement, we agreed to provide certain of our services and to license certain data to Recursion, including a limited right to access our proprietary database of de-identified clinical and molecular data for certain therapeutic product development purposes. In exchange for these rights, Recursion will pay the remaining $42.0 million ratably over the remaining three year term of the Recursion Agreement, which, together with the prior annual fees, totals up to $118.0 million. The term of the Recursion Agreement will continue through November 3, 2029. The Recursion Agreement may be terminated by either party for an uncured material breach, but is not subject to termination for convenience by either party.

The remaining annual license fees of $14.0 million are payable at Recursion’s option either in the form of (x) a minimum of $4.0 million in cash, and (y) the remaining portion of such fee (up to $10.0 million) in cash, shares of Recursion Class A common stock, or a combination thereof, in such proportion as is determined by Recursion in its sole discretion; provided that the aggregate number of shares of Recursion’s Class A common stock to be issued to us under the Recursion Agreement shall not exceed 19.9% of the aggregate total of shares of Recursion Class A common stock and Class B common stock outstanding on November 3, 2023, or the date immediately preceding the date any shares of Class A common stock are issued pursuant to the Recursion Agreement, whichever is less. We have customary registration rights with respect to any shares of Recursion’s Class A common stock issued pursuant to the Recursion Agreement.

Factors Affecting Our Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address.

Research and Development and New Products

We expect to maintain high levels of investment in product innovation over the coming years as we continue to develop new laboratory assays, develop algorithms, and expand our Platform into new disease areas. These investments will include laboratory costs incurred in validating new or improving current assays, licensing of data sets to accelerate our efforts in new diseases, and development and validation costs for new Algos products. We invested $46.0 million and $45.0 million during the three months ended September 30, 2026 and 2025, respectively, and $146.9 million and $122.5 million during the nine months ended September 30, 2026 and 2025 respectively, in research and development. Our ability to develop new products, obtain regulatory approvals when required, launch them into the market, and drive adoption of these products by our customers will continue to play a key role in our results.

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

Investments in Technology

Technology is at the core of everything we do. From receiving orders and ingesting data through our various provider integrations to delivering test results and access to our analytical platform, our Platform plays a key role in driving our business. We will continue to make significant investments in our Platform to continually improve our user experience and allow us to generate, ingest and structure data more efficiently as we expand our offerings. We invested $45.7 million and $38.1 million during the three months ended September 30, 2026 and 2025, respectively, and $135.6 million and $106.0 million, in the nine months ended September 30, 2026 and 2025, respectively, in technology. We expect to maintain high levels of investment in our technology over the coming years as we continue to develop new features to support our current and future business needs. Our ability to execute on the development of such technology will continue to play a key factor in our results. In addition, the announcement of substantial new tariffs and other restrictive trade policies, to the extent such current and future tariffs apply to hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors, could raise costs, constrain supply or affect service reliability.

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

Other Income, Net

Other income, net consists of foreign currency exchange gains and losses, gains and losses on marketable equity securities, income from the Intellectual Property Agreement, or the IP License Agreement, with SB Tempus Corp., or SB Tempus. Foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates. We hold shares of common stock of Recursion, which are recorded within Marketable equity securities, and Personalis, which are recorded within Marketable equity securities, less current portion. These shares are marked to market each reporting period.

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

(Losses) gains from Equity Method Investments

(Losses) gains from equity method investments consist of earnings from our joint venture, SB Tempus. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding SB Tempus.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue
Diagnostics	$303,470	$252,878	$853,901	$688,525
Data and applications	108,067	81,328	288,238	216,053
Total net revenue	$411,537	$334,206	$1,142,139	$904,578
Cost and operating expenses
Cost of revenues, diagnostics	114,042	98,643	323,235	283,182
Cost of revenues, data and applications	30,794	25,621	83,664	61,212
Technology research and development	45,708	38,087	135,558	105,960
Research and development	46,000	44,960	146,874	122,453
Selling, general and administrative	231,857	187,891	670,296	523,230
Total cost and operating expenses	468,401	395,202	1,359,627	1,096,037
Loss from operations	$(56,864)	$(60,996)	$(217,488)	$(191,459)
Interest income	3,985	4,600	11,748	7,506
Interest expense	(6,701)	(15,399)	(31,325)	(54,981)
Loss on debt extinguishment	—	(12,034)	(11,643)	(12,034)
Other income, net	47,132	2,605	122,180	16,879
Loss before (provision for) benefit from income taxes	(12,448)	(81,224)	(126,528)	(234,089)
(Provision for) benefit from income taxes	(35)	(276)	(282)	45,692
(Losses) gains from equity method investments	(2,368)	1,518	(8,318)	(2,465)
Net loss	$(14,851)	$(79,982)	$(135,128)	$(190,862)

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Diagnostics	$303,470	$252,878	$50,592	20%
Data and applications	108,067	81,328	26,739	33%
Total Net Revenue	$411,537	$334,206	$77,331	23%

The increase in revenue for the three months ended September 30, 2026, compared to the same period in 2025, was due to increased volume of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line. Beginning in 2026, xG (hereditary testing sold to oncologists) volumes and associated revenues are reported within Hereditary, which was applied to 2025 volumes and associated revenues.

Diagnostics

The increase in Diagnostics revenue for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase in the number of Oncology tests and Hereditary tests. Volume of tests increased from approximately 217,000 tests for the three months ended September 30, 2025 to approximately 244,500 tests for the three months ended September 30, 2026.

Oncology tests increased from approximately 77,000 tests for the three months ended September 30, 2025 to approximately 101,500 tests for the three months ended September 30, 2026. Oncology revenue increased $38.1 million, primarily due to the increase in the volume of clinical oncology tests performed.

Hereditary tests increased from approximately 140,000 tests for the three months ended September 30, 2025 to approximately 143,000 tests for the three months ended September 30, 2026. The increase is primarily due to the increase in volume of hereditary tests performed and an increase in ASP, which resulted in an increase of $3.7 million.

The remaining increase of $8.7 million is due to growth in our other product lines within Diagnostics.

Data and applications

The increase in Data and applications revenue for the three months ended September 30, 2026, compared to the same period in 2025, was driven primarily by an increase of $19.9 million and $6.4 million from increased demand for our Insights and Next products, respectively. Across all Data and applications products, the increase in revenue in the three months ended September 30, 2026 is primarily attributable to continued growth from within our existing customer base as well as adoption of our services by new customers that did not purchase services prior to the three months ended September 30, 2026.

Cost and Operating Expenses

Cost of Revenues

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, diagnostics	$114,042	$98,643	$15,399	16%
Cost of revenues, data and applications	30,794	25,621	5,173	20%
Total	$144,836	$124,264	$20,572	17%

The increase in Cost of revenues for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to increases of $10.6 million in material and service costs, $4.4 million in costs related to development of foundation model, $3.7 million in personnel-related costs, and $1.7 million of stock-based compensation expenses.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to increases of $10.6 million in material and service costs, $3.6 million in personnel-related costs, and $1.4 million of stock-based compensation expense.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $4.4 million in costs related to development of foundation model.

Technology Research and Development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$45,708	$38,087	$7,621	20%

The increase in Technology research and development expenses for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $4.7 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business and $2.5 million of stock-based compensation expenses.

Research and Development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$46,000	$44,960	$1,040	2%

The increase in Research and development expenses for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $2.2 million of stock-based compensation expense and $1.5 million of validation and regulatory costs, which is offset by a decrease of $2.3 million in personnel-related costs for employees in our research and development group.

Selling, General and Administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$231,857	$187,891	$43,966	23%

The increase in Selling, general and administrative expenses for the three months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $12.5 million in cloud storage costs, $7.7 million of stock-based compensation expenses, $6.9 million in software and tools costs, $6.4 million in legal costs, $3.1 million in acquisition costs, $1.2 million in personnel-related costs, and $1.0 million in taxes related to the settlement of RSUs.

Interest Income

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$3,985	$4,600	$(615)	-13%

The decrease in Interest income for the three months ended September 30, 2026, compared to the same period in 2025, was not material.

Interest Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(6,701)	$(15,399)	$8,698	-56%

The decrease in Interest expense for the three months ended September 30, 2026, compared to the same period in 2025 is due to a decrease of $9.2 million as a result of the prepayment of the Additional Term Loan Facility and Revolving Credit Facility in July 2025 and May 2026. The decrease is offset by additional interest expense from the Notes, which resulted in an increase of $0.8 million.

Loss on Debt Extinguishment

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$(12,034)	$12,034	-100%

The change in Loss on debt extinguishment for the three months ended September 30, 2026, compared to the same period in 2025, was driven by the repayment of the Term Loan Facility in July 2025, which includes repayment of the principal, accrued interest, and prepayment premium. The repayment resulted in a loss on debt extinguishment of $12.0 million.

Other Income, net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income, net	$47,132	$2,605	$44,527	1,709%

The change in Other income, net for the three months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a $44.0 million increase in income related to unrealized gains on marketable equity securities.

Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Provision for income taxes	$(35)	$(276)	$241	-87%

The change in provision for income tax expense for the three months ended September 30, 2026, compared to the same period in 2025, was not material.

(Losses) gains from Equity Method Investments

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
(Losses) gains from equity method investments	$(2,368)	$1,518	$(3,886)	-256%

The increase in losses from equity method investments for the three months ended September 30, 2026, compared to the same period in 2025, was due to the losses from SB Tempus.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Diagnostics	$853,901	$688,525	$165,376	24%
Data and applications	288,238	216,053	72,185	33%
Total Net Revenue	$1,142,139	$904,578	$237,561	26%

The increase in revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was due to increased volume of clinical oncology and hereditary tests performed in Diagnostics and increased data deliveries in our Data and applications product line. Beginning in 2026, xG (hereditary testing sold to oncologists) volumes and associated revenues are reported within Hereditary, which was applied to 2025 volumes and associated revenues.

Diagnostics

The increase in Diagnostics revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase in the number of Oncology tests and the addition of Hereditary tests through the acquisition of Ambry (the “Ambry Acquisition”) in February 2025. Volume of tests increased from approximately 582,000 tests for the nine months ended September 30, 2025 to approximately 700,500 tests for the nine months ended September 30, 2026, of which 417,000 tests related to Hereditary testing.

Oncology tests increased from approximately 217,500 tests for the nine months ended September 30, 2025 to approximately 283,500 tests for the nine months ended September 30, 2026. Oncology revenue increased $107.1 million, primarily due to the increase in the volume of clinical oncology tests performed.

Hereditary tests increased from approximately 364,500 tests for the nine months ended September 30, 2025 to approximately 417,000 tests for the nine months ended September 30, 2026 due to the Ambry Acquisition. The increase is primarily due to the inclusion of Ambry for the full period and resulted in an increase of $42.4 million.

The remaining increase of $15.8 million is due to growth in our other product lines within Diagnostics.

Data and applications

The increase in Data and applications revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was driven primarily by an increase of $62.2 million and $10.0 million from increased demand for our Insights and Next products, respectively. Across all Data and applications products, the increase in revenue in the nine months ended September 30, 2026 is primarily attributable to continued growth from within our existing customer base, specifically the Pathos Foundation Model agreement, as well as adoption of our services by new customers that did not purchase services prior to the nine months ended September 30, 2026.

Cost and Operating Expenses

Cost of Revenues

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenues, diagnostics	$323,235	$283,182	$40,053	14%
Cost of revenues, data and applications	83,664	61,212	22,452	37%
Total	$406,899	$344,394	$62,505	18%

The increase in Cost of revenues for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to increases of $20.6 million in material and service costs, of which $3.5 million is due to the Ambry Acquisition, $14.8 million in personnel-related costs, of which $6.6 million is due to the Ambry Acquisition, $11.7 million in cloud and cloud processing costs, $7.3 million in costs related to development of foundation model, $6.2 million of stock-based compensation expenses, and $3.0 million in clinical studies costs.

Cost of Revenues, Diagnostics

The increase in Cost of revenues, Diagnostics for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to increases of $20.6 million in material and service costs, of which $3.5 million is due to the Ambry Acquisition, $14.8 million in personnel-related costs, of which $6.6 million is due to the Ambry Acquisition, $4.7 million of stock-based compensation expense, and $2.3 million in cloud processing costs.

Cost of Revenues, Data and applications

The increase in Cost of revenues, Data and applications for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $9.4 million in cloud costs, $7.3 million in costs related to development of foundation model, $3.0 million in clinical studies costs, and $1.5 million in stock-based compensation.

Technology Research and Development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Technology research and development	$135,558	$105,960	$29,598	28%

The increase in Technology research and development expenses for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $14.0 million of stock-based compensation expenses and increase of $14.8 million in personnel-related costs associated with the investment in our cloud infrastructure and new lines of business, of which $3.1 million is due to the Ambry Acquisition.

Research and Development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$146,874	$122,453	$24,421	20%

The increase in Research and development expenses for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $7.7 million of stock-based compensation expense, $6.0 million in personnel-related costs for employees in our research and development group, $5.7 million of cloud costs, of which $2.7 million is due to the Ambry Acquisition, $5.6 million of validation and regulatory costs, and $1.2 million in modeling costs. The increase is offset by a decrease of $3.5 million in lab costs.

Selling, General and Administrative

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Selling, general and administrative	$670,296	$523,230	$147,066	28%

The increase in Selling, general and administrative expenses for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $47.5 million of stock-based compensation expenses, $33.4 million in personnel-related costs, of which $12.9 million is due to the Ambry Acquisition, $22.6 million in cloud storage costs, $19.1 million in software and tools costs, $13.0 million in legal costs, $5.5 million in amortization of intangibles acquired from the Ambry Acquisition, $2.4 million in rent expense.

Interest Income

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest income	$11,748	$7,506	$4,242	57%

The increase in Interest income for the nine months ended September 30, 2026, compared to the same period in 2025, is primarily due to higher average cash balances during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Interest expense	$(31,325)	$(54,981)	$23,656	-43%

The decrease in Interest expense for the nine months ended September 30, 2026, compared to the same period in 2025, is due to a decrease of $29.4 million as a result of the prepayment of the Term Loan Facility in July 2025 and of the Additional Term Loan Facility and Revolving Credit Facility in May 2026. The decrease is offset by additional interest expense from the Notes, which resulted in an increase of $6.4 million.

Loss on Debt Extinguishment

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Loss on debt extinguishment	$(11,643)	$(12,034)	$391	-3%

The change in Loss on debt extinguishment for the nine months ended September 30, 2026, compared to the same period in 2025, was driven by the repayment of the Term Loan Facility in July 2025, which includes repayment of the principal, accrued interest, and prepayment premium, and resulted in a loss on debt extinguishment of $12.0 million. The Company repaid the Additional Term Loan Facility and Revolving Credit Facility in May 2026, which includes repayment of the principal, accrued interest, and prepayment premium, and resulted in a loss on debt extinguishment of $11.6 million.

Other Income, net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income, net	$122,180	$16,879	$105,301	624%

The change in Other income, net for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a $104.2 million increase in income related to realized and unrealized gains on marketable equity securities.

(Provision for) Benefit from Income Taxes

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(282)	$45,692	$(45,974)	-101%

The change in provision for income tax (expense) benefit for the nine months ended September 30, 2026, compared to the same period in 2025, was due to a $46.2 million discrete tax benefit recorded in the prior period from the release of a portion of the valuation allowance attributable to net deferred tax liabilities related to the Ambry Acquisition which offset certain of our net deferred tax assets.

Losses from Equity Method Investments

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Losses from equity method investments	$(8,318)	$(2,465)	$(5,853)	237%

The increase in losses from equity method investments for the nine months ended September 30, 2026, compared to the same period in 2025, was due to the losses from SB Tempus.

Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements prepared and presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we use adjusted EBITDA to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net loss, adjusted to exclude (i) interest income, (ii) interest expense, (iii) depreciation and amortization, (iv) provision for (benefit from) income taxes, (v) losses (gains) from equity method investments, (vi) changes in fair value of our marketable equity securities and indemnity-related holdback liabilities, (vii) stock-based compensation expense, (viii) employer payroll tax related to stock-based compensation expense, (ix) acquisition-related expenses, (x) amortization of deferred other income from our IP License Agreement with SB Tempus, (xi) franchise taxes related to our IPO, and (xii) loss on debt extinguishment. We use adjusted EBITDA in conjunction with net income or loss, its corresponding GAAP measure, as a performance measure to assess our operating performance and operating leverage in our business. The above items are excluded from our adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, or they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

The following table summarizes our adjusted EBITDA, along with net loss, the most directly comparable GAAP measure, for each period presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Net loss	$(14,851)	$(79,982)	$(135,128)	$(190,862)
Interest income	(3,985)	(4,600)	(11,748)	(7,506)
Interest expense	6,701	15,399	31,325	54,981
Depreciation	7,338	8,120	21,888	24,350
Amortization	18,894	18,911	56,504	51,066
Provision for (benefit from) income taxes	35	276	282	(45,692)
EBITDA	$14,132	$(41,876)	$(36,877)	$(113,663)
Losses (gains) from equity method investments	2,368	(1,518)	8,318	2,465
Fair value changes(1)	(41,490)	1,255	(107,750)	(4,441)
Stock-based compensation expense	48,074	33,979	154,901	79,408
Employer payroll tax related to stock-based compensation	2,749	1,039	7,800	8,165
Acquisition related expenses(2)	3,728	552	4,714	6,073
Amortization of technology license	(3,989)	(3,989)	(11,966)	(11,966)
Franchise taxes related to IPO	—	—	—	1,647
Loss on debt extinguishment	—	12,034	11,643	12,034
Adjusted EBITDA	$25,572	$1,476	$30,783	$(20,278)

(1)
Fair value changes include gains and losses related to quarterly fair value adjustments of our marketable equity securities and indemnity-related holdback liabilities.
(2)
Acquisition related expenses consist of legal, diligence, accounting, and financing costs incurred for acquisitions during the three and nine months ended September 30, 2026 and 2025.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception, and as of September 30, 2026, we had an accumulated deficit of $2.5 billion.

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

We have funded our operations to date principally from the sale of stock, convertible debt, term debt, the Revolving Credit Facility, and sales of our products. As of September 30, 2026, we had cash, cash equivalents and restricted cash of $595.2 million.

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

As part of the announced acquisition of Personalis, we have the option to pay up to 50% of the consideration paid. Any cash consideration could be funded from a combination of various sources.

Convertible Senior Notes

Convertible Senior Notes due 2032

On May 12, 2026, we completed the 2026 Offering of $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032, or the 2032 Notes. Our net proceeds from the 2026 Offering were $442.0 million, after deducting the initial purchasers' discount and commissions and offering expenses payable by us.

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

In July 2025, the Company repaid in full the principal amount of the Term Loan Facility for $276.9 million. In May 2026, the Company repaid in full the principal amount for $307.7 million of the Additional Term Loan Facility and Revolving Credit Facility. In connection with this repayment, the Credit Agreement, as amended, and all guarantee and security documents executed in connection therewith, were terminated. No amounts under the Credit Facilities remain outstanding as of September 30, 2026.

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

At-the-Market Sales Agreement

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

We did not sell any shares under the ATM during the three and nine months ended September 30, 2026. In connection with the entry of the Sales Agreement and filing of the ATM Prospectus, we incurred $1.2 million of deferred offering costs to date, of which $0.8 million was reclassified as a reduction of paid-in-capital upon completion of the sales that occurred in 2025. The remaining deferred offering costs, which were incurred in anticipation of future ATM sales, are recorded in Prepaid and other assets on the consolidated balance sheet. As of September 30, 2026, approximately $300.0 million remained available for sale pursuant to the Sales Agreement and ATM Prospectus.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
	(in thousands)
Net cash used in operating activities	$(71,586)	$(181,302)
Net cash used in investing activities	$(38,680)	$(387,638)
Net cash provided by financing activities	$96,135	$887,732

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2026 was $71.6 million, which resulted from a net loss of $135.1 million and a net change in our operating assets and liabilities of $102.2 million, offset by non-cash charges of

$165.8 million. Non-cash charges primarily consisted of $154.9 million of stock-based compensation, $78.4 million of depreciation and amortization, $11.6 million loss on debt extinguishment, $10.3 million of non-cash operating lease costs, and $8.3 million of losses from equity method investments, offset by $108.9 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of an increase of $71.8 million in accounts receivable due to increased sales and the timing of customer payments, a decrease of $49.3 million in accounts payable and due to timing of payments, a decrease of $24.1 million of deferred revenue, and decrease of $12.0 million in deferred other income related to the IP License Agreement with SB Tempus, offset by an increase of $58.5 million in accrued expenses and other.

Cash used in operating activities during the nine months ended September 30, 2025 was $181.3 million, which resulted from a net loss of $190.9 million and a net change in our operating assets and liabilities of $130.8 million, offset by non-cash charges of $140.4 million. Non-cash charges primarily consisted of $79.4 million of stock-based compensation, $75.4 million of depreciation and amortization, $12.0 million loss on debt extinguishment, $8.8 million of PIK interest added to principal, and $7.9 million of non-cash operating lease costs, offset by deferred income taxes of $46.2 million, and $4.7 million of gain on marketable equity securities. The net change in our operating assets and liabilities was primarily the result of a $63.2 million increase in accounts receivable due to increased sales and the timing of customer payments, a $25.0 million increase in related party asset, due to future services to be provided by Pathos under the Pathos Master Agreement, a $16.7 million increase in investments and other assets, and a $18.5 million decrease in accounts payable, due to timing of payment, offset by a $17.4 million increase in deferred revenue, which is primarily due to the Pathos Foundation Model agreement.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 was $38.7 million, which was the result of purchases of property and equipment of $23.7 million, capitalized software costs of $12.3 million, and $2.8 million cash paid related to the Center Health Acquisition.

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

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 was $96.1 million, which was primarily due to the proceeds from the 2032 Notes of $443.1 million, offset by $207.7 million of principal payments on long-term debt, $100.0 million principal payments on the Revolving Credit Facility, $31.2 million of purchases of the 2032 Capped Call, and $6.4 million of prepayment premium on long-term debt.

Cash provided by financing activities during the nine months ended September 30, 2025 was $887.7 million, which was the result of net proceeds from the Notes of $726.5 million, net proceeds from the Additional Term Loan Facility of $196.0 million, net proceeds from the ATM of $195.5 million, and net proceeds from the Revolving Credit Facility of $98.0 million, offset by $276.9 million of principal payments on the Term Loan Facility, $41.8 million of purchases of the 2030 Capped Call, and $7.8 million of prepayment premium on the Term Loan Facility.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as described in the Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and restricted cash, and our indebtedness. As of September 30, 2026, we had cash, cash equivalents and restricted cash of $595.2 million held primarily in cash deposits and money market funds. We hold fixed rate debt which reduces exposure to interest rate risk. Our primary exposure to interest rate risk is interest income, which is affected by changes in the general level of the interest rates in the United States. A hypothetical 100 basis point increase or decrease in interest rates would not be material to our financial condition or results of operations.

Foreign Currency Risk

The majority of our revenue is generated in the United States. Through September 30, 2026, we have generated an insignificant amount of revenues denominated in foreign currencies. As we expand our presence in the international market, our results of operations and cash flows are expected to increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to these related changes. As of September 30, 2026 the effect of a hypothetical 10% change in foreign currency exchange rates would not be material to our financial condition or results of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

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

On June 11, 2024, Guardant Health Inc., or Guardant, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint alleges that the Tempus xF, Tempus xF+, Tempus xM Monitor and Tempus xM MRD products use liquid biopsy technology that infringes five Guardant U.S. patents. The complaint seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys' fees. On January 17, 2025, Guardant separately sought a Declaratory Judgment against Tempus in the U.S. District Court for the District of Delaware regarding the veracity of certain advertisements Guardant has published regarding the companies’ respective products. On March 14, 2025, Tempus filed multiple counterclaims against Guardant under the Lanham Act and related state statutes alleging, among other things, that Guardant’s advertisements were false and misleading. Tempus filed a separate patent infringement complaint against Guardant in the U.S. District Court for the Southern District of California alleging that certain Guardant products infringe U.S. Patent Nos. 12,112,839, 11,640,859, 10,957,041, and 10,991,097, which was subsequently dismissed with prejudice following transfer to the U.S. District Court for the Northern District of California. On August 12, 2025, Guardant filed a complaint against us in the U.S. District Court for the District of Delaware alleging that Tempus’s xM tests infringe three Guardant U.S. patents. The xM complaint, which has been consolidated with Guardant’s pending patent infringement case in the District of Delaware, seeks injunctive relief, unspecified monetary damages (including enhanced damages), a future mandatory royalty, costs and attorneys' fees.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. Except as set forth below, during the third quarter of fiscal 2026, there were no material changes to our previously disclosed risk factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our acquisition of Center Health, on August 7, 2026, we issued 255,885 shares of our Class A common stock to certain former shareholders of Center Health. We issued the shares in reliance on an exemption from registration provided for under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure of Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Class A common stock to be Sold	Expiration Date
Jennifer A. Doudna, Ph.D., Director	Adoption(1)	August 7, 2026	X		To be determined(2)	November 15, 2027
Andrew Polovin, Executive Vice President, Chief Legal Officer and Secretary	Adoption(1)	August 25, 2026	X		To be determined(3)	November 30, 2027

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Trading under this Rule 10b5-1 trading plan will not commence until completion of the required cooling off period under Rule 10b5-1.
(2)
This Rule 10b5-1 trading plan provides for sales of (i) an aggregate of 8,616 shares of Class A common stock to be received upon vesting of RSUs and (ii) up to an aggregate 3,176 shares of Class A common stock to be received upon vesting of RSUs, less the number of shares sold pursuant to Dr. Doudna’s Rule 10b5-1 trading plan adopted on August 12, 2025. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of shares sold under the prior 10b5-1 trading plan, and, therefore, is indeterminable at this time.
(3)
This Rule 10b5-1 trading plan provides for sales of (i) an aggregate of 16,158 shares of Class A common stock to be received upon vesting of RSUs and time-vesting PSUs, (ii) up to 2,951 shares of Class A common stock to be received upon vesting of RSUs, less the number of shares sold pursuant to Mr. Polovin’s Rule 10b5-1 trading plan adopted on August 12, 2025 and (iii) up to 100% of the net number of shares of Class A common stock to be received upon vesting of an aggregate of 65,475 RSUs and an indeterminable number of PSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on (i) the amount of shares sold under the prior 10b5-1 trading plan, (ii) the number of shares received in accordance with the performance vesting criteria of the PSUs and (iii) the amount of tax withholding required upon the vesting of RSUs and PSUs, and, therefore, is indeterminable at this time.

Chairman of Ambry Genetics Corp.

Effective November 1, 2026, Tom Schoenherr was appointed to serve as Chairman of our wholly-owned subsidiary, Ambry Genetics Corp., and will no longer serve as Chief Executive Officer, Diagnostics as of that date.

Equity Award

The Compensation Committee of the Company's Board of Directors approved a grant, effective November 2, 2026, of 100,000 restricted stock units to Ryan Fukushima, CEO, Data & Apps, which will vest in eight equal quarterly installments beginning on January 15, 2027.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of the Registrant.	10-Q	001-42130	3.2	November 4, 2025

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-42130	3.2	August 8, 2025

10.1*^	Amendment, dated September 15, 2026 to Master Agreement by and between the Registrant and Recursion Pharmaceuticals, Inc., dated November 2, 2023.

10.2*	Ninth Amendment to Agreement of Lease, dated as of October 13, 2026, by and between the Registrant and 3E 1907 LLC.

10.3†*#	Amended and Restated Employment Agreement, by and between the Registrant and Tom Schoenherr, dated November 1, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page formatted as inline XBRL and contained in Exhibit 101.

* Filed herewith

† Indicates management contract or compensatory plan.

# Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Tempus hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

^ Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.

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

TEMPUS AI, INC.

Date: November 2, 2026	By:	/s/ Eric Lefkofsky
Eric Lefkofsky
Chief Executive Officer, Founder and Chairman
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ James Rogers
James Rogers
Chief Financial Officer
(Principal Financial Officer)